Form 10-Q
period 2014-09-30
Palayan Resources, Inc.
filed 2015-06-01
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from                       to                        ).

Commission File Number: 000-55348

PALAYAN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

223 De La Cruz Road, Pasay, Metro Manila,
Philippines
(Address of principal executive offices)	(Zip code)

(63)(914) 269 9345
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[   ] Yes      [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X]      No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes       [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of May 26, 2015 was 30,000,000.

Palayan Resources, Inc.
September 30, 2014

Palayan Resources, Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2014	2014
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	5,936	24,261

Total Current Assets	5,936	24,261

Mineral properties	5,000	5,000

Total Assets	10,936	29,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	3,000	–

Total Liabilities	3,000	–

Stockholders’ Equity

Common Stock
Authorized: 75,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(22,064)	(739)

Total Stockholders’ Equity	7,936	29,261

Total Liabilities and Stockholders’ Equity	10,936	29,261

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources, Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			For the period from
	For the three	For the six	July 26, 2013 (date of
	months ended	months ended	inception) to
	September 30,	September 30,	September 30,
	2014	2014	2013
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative	1,181	2,825	739
Professional fees	13,000	18,500	–

Total Operating Expenses	14,181	21,325	739

Net Loss	(14,181)	(21,325)	(739)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources, Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

		For the period
		from July 26,
	For the six	2013 (date of
	months ended	inception) to
	September 30,	September 30,
	2014	2013
	$	$
Operating Activities
Net loss	(21,325)	(739)
Accounts payable and accrued liabilities	3,000	–
Net Cash Used In Operating Activities	(18,325)	(739)
Investing Activities
Acquisition of mineral properties	–	(5,000)
Net Cash Used In Investing Activities	–	(5,000)
Financing Activities
Proceeds from issuance of shares for cash	–	30,000
Net Cash Provided By Financing Activities	–	30,000
Increase (Decrease) in Cash	(18,325)	24,261
Cash – Beginning of Period	24,261	–
Cash – End of Period	5,936	24,261

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Notes to the Condensed Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Palayan Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2013 and is a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The Company holds a claim in the Palayan Gold Mine in Nueva Ecija, Philippines and is in the process of exploring these claims, as well as raising additional capital for future acquisitions.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2014, the Company has generated no revenues to date, and has an accumulated deficit of $22,064. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Nueva Ecija, Philippines as well as exploring for new mineral property claims.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30 and March 31, 2014, the Company had no cash equivalents.

Palayan Resources Inc.
Notes to the Condensed Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Mineral Property Costs

The Company has been in the exploration stage since its formation on July 26, 2013 and has not yet realized any revenues from its planned operations. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	f)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.

	g)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2014 and 2013, the Company had no potentially dilutive shares.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended September 30, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	j)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Palayan Resources Inc.
Notes to the Condensed Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash. Pursuant to ASC, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

	k)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the exploration stage. During the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Property

On June 20, 2013, the Company acquired a claim in the Palayan Gold Mines, located in the Nueva Ecija province of the Philippines, for $5,000.

4.	Common Shares

On July 26, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

5.	Subsequent Events

Subsequent to September 30, 2014, the Company entered into a note payable agreement with a related party, the Company's President. The note is unsecured, non-interest bearing and due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

            This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

Since inception we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers: Mr. Cortez and Mr. Soo.

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this Prospectus. Including this exploration work and costs of this offering, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses(2)	12 months	38,500
Investor relations and capital raising	12 months	Nil
General and administrative expenses(4)	12 months	1,500
Exploration expenses(3)	12 months	19,319
Geological Mapping	6 Months	5,908
Geophysical Surveying	6 Months	3,002
Geochemical Surveying and Surface Sampling	9 months	10,409
(includes sample collection, assaying and testing)
Transfer Agent	12 months	1,500
Salaries and consulting fees	12 months	Nil

Total		62,419

(1)	Budget Items are listed in order of priority.
(2)	Includes $25,000 legal fees and $13,500 for accounting and auditing.
(3)	For Phase I and Phase II of the recommended exploration program.
(4)	Represents printing and marketing expenses and miscellaneous costs in the aggregate of $1,500 related to this offering are included here.

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $5,936 as at September 30, 2014 we will be required to raise approximately $56,483 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) complete registration of the securities being registered in this Prospectus ($14,500) and satisfy our continuous reporting requirements ($13,500); and (iii) to conduct our planned exploration activities ($19,319). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on our Gold Claim through joint venture arrangement or even the sale of part of our Gold Claim. Neither of these avenues has been pursued as of the date hereof. Our geologist has recommended an exploration program for our Gold Claim. However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in the Report until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist. If we are unable to finance additional exploration activities, we do not have alternative operational plans. We do not intend to hire any employees at this time. All of the work on our Gold Claim will be conducted by Mr. Cortez. He will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising our company on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are an exploration stage company and have not generated any revenues from our exploration activities. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest in the exploration of our property before we start production of any minerals that we may find. Therefore, we must obtain equity or debt financing to provide the capital required to fully implement both phases of our exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholder.

Results of Operations

For the three and six-month periods ended September 30, 2014

Revenues

From our inception on July 26, 2013 (date of inception) to September 30, 2014, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended September 30, 2014, our total expenses were $14,181 compared to $739 during the period from July 26, 2013 (date of inception) to September 30, 2013. The increase was due to the fact that we incurred $13,000 in professional fees related to accounting, audit, and legal fees incurred with respect to our SEC filings whereas we never incurred those costs in the prior year.

During the six months ended September 30, 2014, we incurred total expenses of $21,325, which included $18,500 in professional fees which included accounting, auditing, and legal fees.

Net Loss

During the six months ended September 30, 2014, we incurred a net loss of $21,325 or $nil loss per share compared with $739 net loss and $nil loss per share during the period ended September 30, 2013.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on our Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I and Phase II work on our Gold Claim are approximately $19,319. We will have to raise additional funds within the next 12 months in order to satisfy our ongoing cash requirements and finance work on the Palayan Gold Claim.

Liquidity and Capital Resources

At September 30, 2014, we had cash of $5,936 and mineral property acquisition costs of $5,000 relating to our interest in the Palayan Gold Claims in Colombia compared with cash of $24,261 and mineral property acquisition costs of $5,000 during the period ended March 31, 2014. The decrease in cash is due to the fact that we incurred operating expenditures during the year with no proceeds from financing, investing, or operating activities.

During the period ended September 30, 2014, we did not have any capital transactions.

Cash Flows

Cash from Operating Activities

During the six months ended September 30, 2014, we used net cash of $18,325 in operating activities compared to use of cash of $739 during the period ended September 30, 2013. The increase in the use of cash is related to day-to-day operating activities incurred during the current year compared to the prior year when transactions and operations were limited.

Cash from Investing Activities

During the six months ended September 30, 2014, we did not have any investing activities compared with the use of $5,000 for the acquisition of the Palayan Gold Claim during the period ended September 30, 2013.

Cash from Financing Activities

During the six months ended September 30, 2014, we did not have any financing activities compared with proceeds received of $30,000 during the period ended September 30, 2013 related to the issuance of 30,000,000 common shares at $0.001 per share.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to US GAAP.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The financial statements as of and for the six months ended September 30, 2014 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $22,064. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Nueva Ecija, Philippines as well as exploring for new mineral property claims.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with Codification topic 930 “Extractive Activities - Mining”. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date our company has not established any reserves on its mineral properties.

Long-Lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Codification topic 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there were no impairment factors for the mineral property as at September 30, 2014.

Income Taxes

Income taxes are provided in accordance with Codification topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, future operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2014.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2014.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form S-1, which was declared effective on November 12, 2014. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALAYAN RESOURCES, INC.

Date:	May 26, 2015	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

	May 26, 2015	By:	/s/ Mark Christian Soo

Mark Christian Soo

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)