Form 10-Q
period 2014-12-31
Palayan Resources, Inc.
filed 2015-06-01
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2014

or

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
Yes  [X]      No [   ]

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

Palayan Resources Inc.
December 31, 2014

Palayan Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	December 31,	March 31,
	2014	2014
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	7,754	24,261

Total Current Assets	7,754	24,261

Mineral properties	5,000	5,000

Total Assets	12,754	29,261

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Accounts payable and accrued liabilities	3,000	–
Due to related party	15,000	–

Total Liabilities	18,000	–

Stockholders’ Equity(Deficit)

Common Stock
Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(35,246)	(739)

Total Stockholders’ Equity(Deficit)	(5,246)	29,261

Total Liabilities and Stockholders’ Equity(Deficit)	12,754	29,261

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

				For the period from
	For the three	For the three	For the nine	July 26, 2013 (date
	months ended	months ended	months ended	of inception) to
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	1,182	–	4,007	739
Professional fees	12,000	–	30,500	–

Total Operating Expenses	13,182	–	34,507	739

Net Loss	(13,182)	–	(34,507)	(739)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

		For the period
		from July 26,
	For the nine	2013 (date of
	months ended	inception) to
	December 31,	December 31,
	2014	2013
	$	$

Operating Activities

Net loss	(34,507)	(739)

Accounts payable and accrued liabilities	3,000	–

Net Cash Used In Operating Activities	(31,507)	(739)

Investing Activities

Acquisition of mineral properties	–	(5,000)

Net Cash Used In Investing Activities	–	(5,000)

Financing Activities

Proceeds from related party loan	15,000	-
Proceeds from issuance of shares for cash	–	30,000

Net Cash Provided By Financing Activities	15,000	30,000

Increase (Decrease) in Cash	(16,507)	24,261

Cash – Beginning of Period	24,261	–

Cash – End of Period	7,754	24,261

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2014, the Company has generated no revenues to date, and has an accumulated deficit of $35,246. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31 and March 31, 2014, the Company had no cash equivalents.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2014 and 2013, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended December 31, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Mineral Property

On June 20, 2013, the Company acquired a claim in the Palayan Gold Mines, located in the Nueva Ecija province of the Philippines, for $5,000.

4.	Related Party Transactions

As at December 31, 2014, the Company owed $15,000 (2013 - $nil) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On July 26, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2014.

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

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this Prospectus. Including this exploration work and costs of this offering, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses	12 months	38,500
Investor relations and capital raising	12 months	Nil
General and administrative expenses(3)	12 months	1,500
Exploration expenses(2)	12 months	19,319
Geological Mapping	6 Months	5,908
Geophysical Surveying	6 Months	3,002
Geochemical Surveying and Surface Sampling	9 months	10,409
(includes sample collection, assaying and testing)
Transfer Agent	12 months	1,500
Salaries and consulting fees	12 months	Nil

Total		62,419

(1)	Budget Items are listed in order of priority.
(2)	For Phase I and Phase II of the recommended exploration program.
(3)	Represents printing and marketing expenses and miscellaneous costs in the aggregate of $1,500 related to this offering are included here.

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $7,754 as at December 31, 2014 we will be required to raise approximately $54,665 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) complete registration of the securities being registered in this Prospectus ($14,500) and satisfy our continuous reporting requirements ($13,500); and (iii) to conduct our planned exploration activities ($19,319). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

For the three and nine-month periods ended December 31, 2014

Revenues

From our inception on July 26, 2013 (date of inception) to December 31, 2014, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended December 31, 2014, our total expenses were $13,182 compared to $0 during the three months ended December 31, 2013. The increase was due to the fact that we incurred $12,000 in professional fees related to accounting, audit, and legal expenses for SEC filings during the current period compared to the prior year where we never incurred those costs.

During the nine months ended December 31, 2014, we incurred total expenses of $34,507 compared to $739 during the period from July 26, 2013 (date of inception) to December 31, 2013. The increase in total expenses were due to $30,500 in professional fees related to accounting, audit, and legal fees that were required as part of the SEC filing requirements as well as general and administrative costs relating to the day-to-day operations of the Company.

Net Loss

During the three months ended December 31, 2014, we incurred a net loss of $13,182 or $nil loss per share compared with $739 net loss and $nil loss per share during the three months ended December 31, 2013.

During the nine months ended December 31, 2014, we incurred a net loss of $34,507 or $nil loss per share compared with $739 net loss and $nil loss per share during the period ended December 31, 2013.

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

Liquidity and Capital Resources

At December 31, 2014, we had cash of $7,754 and mineral property acquisition costs of $5,000 relating to our interest in the Palayan Gold Claims in Colombia compared with cash of $24,261 and mineral property acquisition costs of $5,000 during the period ended March 31, 2014. The decrease in cash is due to the fact that we incurred operating expenditures during the year with limited amounts of financing which were not enough to cover the operating expenditures incurred during the year.

During the period ended December 31, 2014, we did not have any capital transactions.

Cash Flows

Cash from Operating Activities

During the nine months ended December 31, 2014, we used net cash of $31,507 in operating activities compared to use of cash of $739 during the period ended December 31, 2013. The increase in the use of cash was due to the fact that we incurred more costs relating to day-to-day operations during the current period compared to the prior year.

Cash from Investing Activities

During the nine months ended December 31, 2014, we did not have any investing activities compared with the use of $5,000 for the acquisition of the Palayan Gold Claim during the period ended December 31, 2013.

Cash from Financing Activities

During the nine months ended December 31, 2014, we received $15,000 in financing from a related party compared with proceeds received of $30,000 during the period ended December 31, 2013 related to the issuance of 30,000,000 common shares at $0.001 per share.

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

The financial statements as of and for the nine months ended December 31, 2014 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $35,246. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there were no impairment factors for the mineral property as at December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2014.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2014.

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