Form 10-K
period 2015-03-31
Palayan Resources, Inc.
filed 2015-07-23
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55315

Palayan Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

223 De La Cruz Road, Pasay, Metro Manila,
Philippines
(address of principal executive offices)	(Zip code)

+(63)(914) 269 9345
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001	None
per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]  No  [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [ X ]  No  [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $0

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]  No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of the date of filing: 30,000,000 common shares

Note Regarding Forward Looking Statements:

     This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "will," "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example: regulatory and permitting issues; timing and outcome of exploration proposals; future financial performances of Palayan and its projects; the estimation of mineral resources and the realization of mineral reserves; exploration, development, and production activities and estimated future production; costs of production, capital, operating and exploration expenditure estimates; additional capital requirements and acquisition; government regulation, environmental risks, reclamation and rehabilitation expenses; title disputes or claims; insurance coverage; future prices of gold and other minerals and all risk factors discussed in the sections entitled “Item A risk Factors” and item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. We expressly do not undertake any duty to update forward-looking statements.

PART I

Item 1.	Business

Overview

We were incorporated on July 26, 2013 under the laws of the State of Nevada. Our principal executive offices are located at 223 De La Cruz Road, Pasay, Metro Manila, Philippines. Our telephone number is (63)(914) 269 9345. Our fiscal year end is March 31.

We have no subsidiaries.

We are a start-up, exploration stage company. We have purchased a 100% interest in an 8 unit claim block (the “Palayan Gold Claim”) containing approximately 82.7 hectares that is recorded with the Nueva Ecija provincial office of the Department of the Environment and Natural Resources (Mines and Geosciences) of the Republic of the Philippines. The Palayan Gold Claim was assigned to us on June 20, 2013 from Verdasco Enterprises for the sum of $5,000. However, we do not currently have the necessary funds to undertake exploration of this property and will need to raise capital in order to do so. If we cannot, we may have to go out of business. The proposed two phase exploration plan will cost approximately $19,260 (Approximately 840,327 Philippine Pesos (PHP). There has been no production to date. There are no full-time employees and management is able to spend only a small amount of time with respect to these affairs. Our company has no other assets.

From our inception on July 26, 2013 through March 31, 2015, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (“JOBS”) Act.

We shall continue to be deemed an emerging growth company until the earliest of

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b -2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company, we are exempt from Section 404(b) of Regulation S-K. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We will be conducting exploration activities in the Philippines. If the U.S. dollar loses strength to the Philippine Pesos (PHP) our future operations may be adversely affected.

There have been no purchases of our equity securities by us since inception.

Regulation of Mining Activity- Republic of Philippines Mining Laws

Regulation of Mining, Generally

All mineral property rights and mining related activities in the Republic of the Philippines are subject to a developed system of state regulation and oversight. Article XII, Section 2 of the 1987 Constitution states that all lands of the public domain, minerals, coal, and other natural resources are owned by the State. Section 2 also gives the State full control and supervision over the right to the exploration, development, and utilization of natural resources. The State may directly undertake these activities or enter into co-production, joint venture, or production-sharing agreements with Filipino citizens or corporations at least 60% Filipino-owned. It may also enter into agreements (Financial or Technical Assistance Agreement or “FTAA”) with foreign corporations involving technical or financial-assistance for large-scale projects involving minerals, petroleum, and other mineral oils. These directives are embodied in Mining Act of 1995 (R.A. No. 7942) which, together with Administrative Order (DAO) No. 2010-21(Consolidated Implementing Rules and Regulations or “IRR”), is the primary law governing mining in the Philippines. The administration and disposition of mineral lands and mineral resources and the propagation of rules and regulation pursuant to the Mining Act are carried out by the Department of Environment and Natural Resources (DENR) and the Mines and Geosciences Bureau (MGB) of the DENR.

Pursuant to the Consolidated Implementing Rules and Regulations an applicant planning to conduct exploration activities in a specific area needs to apply for and obtain an exploration permit. Depending on the exploration results, the exploration permit can be then converted into an Mineral Production Sharing Agreement (MPSA) or a Financial or Technical Assistance Agreement (FTAA).

Tenurial Permits and Agreements

Exploration Permits

The acquisition of mineral rights is a process that begins with the acquisition of an exploration permit (EP). An EP is a grant from the Philippine government that gives the permit holder the right to conduct exploration of all minerals within a specified area. An exploration permit applicant must show its financial capability by having a minimum authorized capital stock of PHP10 million and a minimum paid-up capital of PHP2.5 million. It must further show its financial and technical qualification by submitting to the MGB the following:

•	a two-year Exploration Work Program (“EWP”) duly prepared, signed and sealed by a licensed mining engineer or geologist;
•

proof of technical competence including, among others, curricula vitae and track record in exploration and environmental management of the technical personnel who will undertake the activities in accordance with the submitted EWP;

•	proof of financial capability to undertake the Exploration Program, such as bank deposit or credit line bank guarantee(s) and/or similar instruments; and
•

an Environmental Work Program (“EnWP”).which includes a comprehensive and strategic environmental management plan for the protection and rehabilitation of the disturbed environment during and after the exploration periods.

The term of an EP is typically one or two years from date of issuance. It may generally be renewed for additional one or two year periods. Subject to any variances approved by the MGB, it cannot exceed a total term of four years for nonmetallic mineral exploration or six years for metallic mineral exploration. The MGB will grant a renewal of the exploration period provided that the MGB has not found the EP holder to have violated (i) the terms and conditions of the EP, and (ii) any provision of the Mining Act and IRR.

Mineral Production Sharing Agreement and Financial or Technical Assistance Agreement

If the EP holder determines that mining operations are feasible within the EP area, the EP holder will submit a Declaration of Mining Project Feasibility (“DMF”) during the exploration period and apply for either a Mineral Production Sharing Agreements (MPSA) or a Financial or Technical Assistance Agreement (FTAA). The DENR will determine whether to grant the EP holder an MPSA or an FTAA based upon the DMF.

Mineral Production Sharing Agreements (MPSAs)

An MPSA is one of the three types of Mineral Agreements under the Mining Act that the government can enter into with a contractor. These three types of mineral agreements are:

•

MPSA, under which the government grants to the MPSA holder the exclusive right to conduct mining operations within a contract area. The share of the government is in the form of excise tax equivalent to a percentage of the gross output. The MPSA holder will provide the financing, technology, management and personnel necessary for the implementation of the MPSA.

•	Co-production Agreement, under which the government will provide inputs to the mining operations other than the mineral resource.
•

Joint Venture Agreement, under which a joint venture company is organized by the government and the contractor with both parties holding equity shares. In addition to earnings from the equity, the government will be entitled to a share in the gross output.

To date, the DENR has not entered into a Joint Venture Agreement and Co-Production Agreement. These types of Mineral Agreements require the government to contribute inputs other than mineral resource or equity.

MPSA Approval Process

Within the term of the exploration period, an applicant seeking to enter into an MPSA must, among other things, file with the MGB Regional Office concerned, a Declaration of Mining Project Feasibility (DMF), a three-year Development and Construction or Commercial Operation Work Program, a geologic report, an application for survey, and an Environmental Compliance Certificate (“ECC”) indicating compliance with the applicants Environmental Work Program.

Thereafter, subject to any variation in or extension of the MPSA, the MPSA holder must complete the development of the mine including the construction of production facilities within 36 months from the submission and approval of the DMF.

The MPSA holder must submit to the MGB, within 30 days prior to completion of mine development and construction of production facilities, a Three-Year Commercial Operation Work Program. The MPSA holder is required to commence commercialization of the mine immediately upon approval by the MGB of the Work Program.

The typical terms of an MPSA is 25 years, renewable for another 25 years upon mutual agreement between the government and the contractor. In the event the government decides to permit mining operations to be conducted in the MPSA area by another party, the MPSA stipulates that competitive public bidding must be conducted. The original MPSA holder will have the right to match the highest bid.

During the operating period, the MPSA holder must submit to the MGB Director Work Programs and budgets covering a period of three year, which must be submitted not later than 30 days before the expiration of the period covered by the previous Work Program.

Fiscal Regime

The government share in an MPSA is the excise tax on mineral products at the time of removal. The excise tax is based upon a percentage of gross production from the mining operation under the MPSA. The excise tax is generally 2% of all metallic or non-metallic minerals based on the actual market value of the minerals at the time of removal.

FTAA Approval Process:

The Philippine Constitution provides that the President may, on behalf of the government, enter into agreements involving either technical or financial assistance for large-scale exploration, development and utilization of minerals in order to promote the economic growth and general welfare of the Philippines. To implement this Constitutional provision and to promote investments from both domestic and international sources, the Mining Act authorizes the President to execute and approve on behalf of the government FTAAs to be entered into with qualified entities for large-scale exploration, development and commercial utilization of mineral resources. The FTAA holder is granted the exclusive right to explore, mine, utilize, process, refine, market, transport, export and dispose of minerals and mineral products and by-products that may be derived or produced from the FTAA area, subject to such permit requirements that may be applicable under pertinent laws, rules and regulations.

The IRR allows an applicant to apply for an FTAA, instead of an EP. An FTAA entered into in this manner would contain its own exploration period. However, the applicant would need to justify to the DENR that the project can qualify as a large-scale mining project that would require an investment commitment of at least US$50 million for development and construction. Unlike MPSAs, which are executed by the DENR, FTAAs are executed by the applicant and the Philippine President upon the recommendation of the DENR Secretary.

The Term of the model FTAA is 25 years from the Effective Date. The FTAA may be renewed upon mutual agreement by the FTAA holder and the government, for a period not exceeding 25 years.

Executive Order 79 Moratorium on MPSAs

On July 9 2012, the Office of the President of the Republic of the Philippines released Executive Order No. 79 entitled “Institutionalizing and Implementing Reforms in the Philippine Mining Sector, Providing Policies and Guidelines to Ensure Environmental Protection and Responsible Mining in the Utilization of Mineral Resources.”

Among other reforms, Section 4 of Executive Order 79 imposes a moratorium on the execution of new mineral agreements (such as mineral production sharing agreements) until legislation rationalizing existing revenue sharing schemes and mechanisms shall have taken effect. Accordingly, the DENR will not accept nor approve applications for mineral agreements until the moratorium is lifted by the passage of a statute rationalizing the current fiscal regime of mineral agreements. Section 4, however, excludes the issuance of exploration permits, financial or technical assistance agreements, mineral processing permits, and quarry permits from the coverage of the moratorium.

At present, mining contractors are generally subject to a two percent excise tax based on the actual market value of the gross output of the mineral resources at the time of removal. Legislators are proposing to increase the excise tax rate to at least five percent.

Section 4 of the Executive Order likewise relegates the entitlement of an exploration permit holder to a mineral agreement from an “exclusive right” into a “right of first option”. While the term is not defined in the Order, a right of first option connotes a right that is inferior to an exclusive right. As opposed to an exclusive right, a right of first option implies that third parties will have similar rights with respect to the area covered by the exploration permit but that the permit holder is given the first option to exercise or enjoy such right.

The MGB Director has also disclosed that the Office of the President has directed the DENR to immediately provide guidelines for entering into Joint Venture Agreements (JVAs) and Co-Production Agreements (CPAs), and to encourage and promote the use of the same. This may indicate that the Philippine Government intends to prioritize the use of JVAs and CPAs, instead of MPSAs, although this is interpretation is speculative. In a similar manner to an FTAA, the terms and conditions of JVAs and CPAs would be negotiated between the government and the contractor.

The Executive Order also directs the DENR to undertake a review of existing mining contracts and agreements for possible renegotiation of the same, and further states that the renegotiated terms and conditions must be mutually acceptable to the government and the mining contractor.

Concerns have been raised on the validity of the moratorium on the grant of mineral agreements (i.e., MPSAs, JVAs, and CPAs) under the Executive Order on the ground that a presidential executive order cannot suspend the provisions of an act of Congress (i.e., the Mining Act) that allows the grant of mineral agreements.

Legislation

As at the date of this report, we are in compliance with all material mining and environmental legislation and regulations applicable to our activities and hold a valid mineral property license. At this time, we cannot anticipate the impact that recent developments such as the above described Executive Order 79 will have on our planned or future operations. Changes to current laws in the jurisdiction in which we operate may entail additional costs and increase our financing requirements. Potential changes are unpredictable and any additional environmental, technical or other substantive requirements may render our planned exploration activities futile or uneconomical and lead to the failure of our business.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new and exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the Philippines, the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

•	keeping our costs low;
•	relying on the strength of our management’s contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

None.

Research and Development

We have not incurred any research and development expenses since our inception.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each fiscal year. We may also file additional documents with the Commission if they become necessary in the course of our company’s future operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our future operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products, which could have a material adverse effect on our results of future operations.

Item 1A.	Risk Factors

Please consider the following risk factors before deciding to invest in our common stock.

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this report, before you decide whether to purchase our common stock. The occurrence of any of the following risks could harm our business. You may lose part or all of your investment due to any of these risks or uncertainties. These are speculative stocks and should be purchased by only those who can afford to lose their entire investment.

Risks Related to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $36,106 for the year ended March 31, 2015 and we expect to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We had cash of $7,655 as at March 31, 2015. We are in the exploration stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2015, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

We are governed by only two people, Mr. Cortez and Mr. Soo, which may lead to faulty corporate governance.

We have only one director and two executive officers who make all the decisions regarding corporate governance. This includes their (executive) compensation, accounting overview, related party transactions and so on. They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval. This may lead to ineffective disclosure and accounting controls. Noncompliance with laws and regulations may result in fines and penalties. They would have the ability to take any action as they themselves review them and approve them. They would exercise control over all matters requiring shareholder approval including significant corporate transactions. We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our sole director and executive officers will own a substantial amount of common stock and will have substantial influence over our future operations denying an investor an effective voice.

Our director and president, Mr. Cortez, has control of our company with approximately 66.7% or 20,000,000 of the 30,000,000 outstanding common shares. Mr. Soo, our Secretary and Treasurer, has approximately 33.3% or 10,000,000 of the 30,000,000 outstanding shares. They plan to retain more than 50% and complete control. This means that investors cannot buy an effective voice in our company.

Our director and officers are not residents of the United States making the enforcement of liabilities against them difficult.

The director and executive officers reside outside the United States and in the Republic of the Philippines. If a shareholder had a desire to sue them for damages, the shareholder would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate the assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company.

Our executive officers have other business interests, meaning they may not have enough time to devote to our business operations. This could cause business failure. They each have been devoting and in the future plan to each devote only 40 hours per month to company affairs which may lead to sporadic exploration activities and periodic interruptions of business operations. Unforeseen events may cause this amount of time to become even less. See “Directors and Executive Officers”.

Mr. Cortez, our president and director, has other time commitments that will prevent him from devoting full-time to our operations, which may affect our future operations.

Because Mr. Cortez, who is responsible for some of our business activities, does not devote his full working time to our operation and management, the implementation of our business plans may be impeded. Mr. Cortez has other obligations and time commitments, which may slow our future operations and impact our financial results. Additionally, when Mr. Cortez becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to replace him in a timely manner. If this event should occur, we may not be able to implement our business plan in a timely manner or at all. See “Directors and Executive Officers”.

We are recently formed, lack an operating history and have yet to make any revenues. If we cannot generate any profits, you may lose your entire investment.

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have no operating history and thus no way for you to measure progress or potential future success. Success has yet to be proved. Currently, there are no operations in place to produce revenue. We are in pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage. As a new business we face all the risks of a “start-up” venture including unforeseen costs, expenses, problems, and management limitations and difficulties. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercially exploitable reserves of gold and silver. Our properties are in the pre-exploration stage only and are without known reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will depend upon locating and developing economic reserves of gold, silver or other minerals, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our future business operations.

The probability of a mineral claim having profitable reserves is very rare and our claim, even with large investments, may never generate a profit.

We are dependent upon our mining property for success. All anticipated future revenues would come directly from the Palayan Gold Claim. Should we fail to extract and sell gold from this property, our business will fail. Mineral deposit estimates are imprecise and subject to error, and resource calculations when made may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from the original estimations. No assurances can be given that any mineral deposit estimate will ever be reclassified as a reserve. We have no known ore reserves. Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore reserve. Most exploration projects do not result in discovery of commercially viable mineable deposits. With little capital available, we will have to limit our exploration which decreases the chances of finding a commercially viable ore body. Even if gold is identified, the Palayan Gold Claim may not be put into production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If the exploration activities do not suggest a commercially successful prospect then we may altogether abandon plans to develop the property.

The exploration and prospecting of minerals is speculative and extremely competitive which may make success difficult.

We face strong competition from other mining companies for the acquisition of new properties. New properties increase the probability of discovering a profitable reserve. Most companies have greater financial and managerial resources than we do and can acquire and explore attractive new mining properties. We will face similar difficulties raising new capital to expand operations against the larger, better capitalized competitors. Limited supply and unforeseen demand from larger, more competitive companies may make secure all necessary equipment and materials difficult and may result in periodic interruptions or even business failure. Success depends on a combination of many factors including but not limited to: the quality of management, technical (geological) expertise, quality of land available for exploration and the capital available for exploration.

International operations in the Philippines are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant. Access to all of the equipment, supplies and materials necessary to begin exploration may not be available and delay such activity. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials but plan to do so when exploration begins. Exchange rate changes between the Philippine Peso (PHP) and the US dollar may also adversely affect success.

Our future operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In the Philippines, all mining is regulated by Federal and Provincial level government agencies. Obtaining licenses and permits from these agencies as well as an environmental impact study for each mining property must be completed before starting mining activities. These are expensive and affect the timing of operations. Pollution can be anticipated with mining activities. If we are unable to comply with current or future regulations, this may expose us to fines, penalties and litigation that could cause our business to fail.

Further, the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the Republic of the Philippines or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We are subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect our future operations such as but not limited to: political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, processing problems. Personal injury and death could result as well as property damage, delays in mining, environmental damage, legal liability and monetary loss. We may not be able to obtain insurance to cover these risks at economically reasonable premiums. We do not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

We do not expect positive cash flow from future operations in the near term. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

We do not expect positive cash flow from future operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	drilling, exploration and completion costs for our Palayan Gold Claim increase beyond our expectations; or
•	we encounter greater costs associated with general and administrative expenses or other costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease future operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

As our property is in the exploration and development stage there can be no assurance that we will establish commercially viable discoveries on our properties.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our property is only in the exploration and development stage and is without proven mineral reserves. We may not establish commercially viable mineral reserves on our property (or on any future properties) and, if we do, there is no guarantee that we will be able to extract or sell such minerals profitably or at all, which could cause our business to fail.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claim, we will not be able to earn profits or continue future operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

The price of gold is volatile and a decrease in gold prices could cause us to incur losses.

The profitability of gold exploration and production is directly related to the prevailing market price for gold. The market prices of metals, including the gold market, fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in gold market from the time exploration is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop a gold property at a time when the price of gold or other related mineral make such exploration economically feasible and, subsequently, incur losses because prices have decreased. For example, since reaching an all time high during 2011, the price of gold has declined, and significant further decline may occur. Adverse fluctuations of metals market prices or the continued decline in the gold market, generally, may force us to curtail or cease our business operations.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares for significant amount of services or raise funds through the sale of equity securities.

Our incorporating documents authorize the issuance of 75,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Risks Related to the Ownership of Our Stock

Because there is no public trading market for our common stock, you may not be able to resell your shares.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do wish to resell your shares, you will have to locate a buyer and negotiate your own sale. As a result, you may be unable to sell your shares, or you may be forced to sell them at a loss.

We intend to engage a market maker to apply to have our common stock quoted on the OTCBB. The application must be made on our behalf by a market maker. If our common stock becomes listed and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale. We do not currently meet the existing requirements to be quoted on the OTCBB and there is no assurance that we will ever be able to meet those requirements.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTCBB is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the Selling Security Holders.

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing for the next 12 months, which may require us to issue additional equity securities. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which may result in dilution to our existing stockholders.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

FINRA sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time-consuming, difficult, and costly.

It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Description of Property

Our principal executive offices are located at 223 De La Cruz Road, Pasay, Metro Manila, Philippines. Our telephone number is (63)(914) 269 9345

Palayan Gold Claim Property

Location and Access

The Palayan Gold Claim consists of an 82.7 hectare, eight-unit claim block located near Nueve Ecija, the Philippines, at 15 degrees 53’ 33’ north, 121 degrees 08’ 33’’ east.

Description of Claim

The mineral claim was assigned to us by Verdasco Enterprises LLC (an unrelated company) and the said assignment was filed with the Mines and Geosciences Bureau (MGB) of the Department of Environment and Natural Resources of the Philippines (DENR). We own 100% of this claim with no encumbrance on the claim.

There are no known environmental concerns or parks designated for any area contained within the claims. As advanced exploration proceeds there may be bonding requirements for reclamation.

The primary identifying information of the Palayan Gold Claim is a Parcel Identifier as registered with the Department of Environmental and Natural Resources – Mines and Geosciences. The Parcel Identifier of the Palayan Gold Claim is 217-119-862 as recorded both with the above authority and the Office of the Register of Land Title for the Province of Nueva Ecija. The area of the claim is 82.7 hectares. In order to obtain a mining license in the Philippines, an applicant company must apply with the Department of Environment and Natural Resources – Mines and Geosciences. The above authority then conducts a search of the local titles office and its own records to verify that the applicant company is the owner and rights holder of the claim. Once that has been verified, the Department of Environment and Natural Resources – Mines and Geosciences issues a license and permit for Mining and Exploration. The license usually takes seven to ten business days to obtain and is valid for one year.

Except as described above, there are no material terms of the land or mineral rights securing agreements with respect to the Palayan Gold Claim.

The mining license described above is the only permit in order to explore or mine the Palayan Gold Claim.

A map of the Palayan Gold Claim is set forth below:

Royalty Obligations and Other Underlying Agreements

None.

Accessibility, Climate, Local Resources, Infrastructure, and Topography

The Palayan Gold Claim is located approximately 10 km southwest of Palayan City, the capital of Nueva Ecija province in the Philippines. It is about 12 km northwest of the city of Cabanatuan, and Manila is a five-hour drive away.

Palayan City is classified as Type 2 climate zone characterized by distinct dry and wet seasons. Rainy season typically starts from May to early December with peak rainfall in the months of July and August. The average amount of rain is 1,597 mm annually and peaks to around 3,304 mm in the month of August. Average temperatures range from 22 degrees to 36 degrees Celsius. We anticipate that exploration work and production, if any, can be carried out throughout the year, although production, if any, may be slower during heavy monsoon rains.

Transportation infrastructure in the area is modern and developed in that there is a network of all-weather roads, highways, and bridges, that make the Palayan Gold Claim highly accessible.

There have been confirmed reports that communist rebels have been sighted near the borders of Nueva Vizcaya, Nueva Ecija and Aurora provinces, near Kasibu town where a number of mining exploration activities are ongoing. The New People’s Army, the armed wing of the Communist Party of the Philippines has made threats to mining companies, which they view as exploiting the country’s natural resources. The Philippine Army has given assurances that they will protect mining companies from communist guerillas. However, there can be no assurance that the Philippine Army will be able to do so.

General Geology and Topography

The lithology of the area in which the Palaya Gold Claim is located is composed of alluvium deposits formed by the Agno River.

The Palayan Gold Claim sits atop a bedrock of native gold occurrences and numerous relatively small alluvial gold deposits. Mineralization was discovered in the area in the early 1920’s and since then has been the site of multiple small to mid-scale placer operations. Alluvial gold deposits appear to be widespread in the region and these types of deposits have been the main target of small-scale individual miners. Native gold is readily panned from the surrounding areas, generally in areas of minor excavations and mine workings and also from creeks. Grains of native gold up to 4 mm in size have been observed in rock samples from the project.

Present Condition of the Property and Current State of Exploration

Our company is preparing to conduct Phase 1 exploration work on the Palayan Gold Claim.

There has been no previous work on the Palayan Gold Claim including any attempts to drill. Records indicate that no detailed exploration has been completed on the Palayan Gold Claim.

Geological Setting

Regional Geology of the Area

The following are the main stratigraphic units in the region.

•	Caraballo Formation
•	Pantabangan Formation
•	Guadalupe Formation

Caraballo Formation

The Caraballo Formation is located in the northeastern part of San Jose City, Nueva Ecija. It is the most extensively exposed rocks in the Northern Sierra Madre, previously designated as Caraballo Group, and subdivided into Formations I, II and III. This formation is composed of a proximal and distal volcano-sedimentary facies and is dated in the Late Cretaceous to Late Eocene which is widely distributed in the Caraballo Mountains.

The distal facies of the Caraballo Formation are well-exposed along the eastern side of the Northern Sierra Madre range, in Divilacan Bay, west and south of Dinapique, south and east of San Ildefonso Peninsula and north of Dingalan. These facies consists of well bedded red and green mudstones, siltstones, sandstones, and pyroclastic rocks, with occasional fragmental flows and conglomerates. On the western side of the northern Sierra Madre, from San Jose to Digdig, Nueva Ecija, red and green siltstones and mudstones are overlain by gray to black tuffs and conglomerates which coarsen upwards and become intercalated with pillow basalts.

Pantabangan Formation

The Pantabangan Formation is facing the highlands located east of San Jose City, Nueva Ecija. This formation is a series of sandstone, mudstone and polymictic conglomerates forming the gently rolling hills in the area of Pantabangan Basin. A uniqueness separates this formation from the underlying Palali and Santa Fe formations.

An increase in the amount of conglomerates towards the south and east suggests its origin from this direction. The formation is believed to be partly equivalent to the PlioPleistocene Ilagan Formation of the Cagayan Valley Basin. A dating of 1.3 Ma (Pleistocene) for a biotite extracted from an andesite intruding the Pantabangan Formation was found. Furthermore, correlation of this formation to the Tartar Formation on the western flank of the Southern Sierra Madre dates as PlioPleistocene from benthonic foraminifera. It is estimated to attain a thickness of 1000m.

Guadalupe Formation

The Guadalupe Formation is found beneath the highland eastern parts of Cabanatuan City, Nueva Ecija. It has been called the Guadalupe Tuffs or the Guadalupe Formation with a lower Alat Conglomerate member and an upper Diliman Tuff member. The formation overlies Miocene rocks and on the basis of the presence of Stegodon fossils and other vertebrates remains, leaf imprints and artifacts, it is assigned a Pleistocene age.

The Alat Conglomerate was first mapped and named by Alvir after marine littoral conglomerate exposed along Sapang Alat about 3 km north of the Novaliches reservoir near Novaliches town where it overlies Miocene lavas. The Alat consists of massive conglomerate, deeply weathered silty mudstone and tuffaceous sandstone. The most common rock type, the poorly sorted conglomerate, consists of well rounded pebbles and small boulders of the underlying igneous, metamorphic and sedimentary rocks cemented by a coarse-grained, calcareous sandy matrix. The interbedded sandstone is massive to poorly-bedded, tuffaceous fine — to medium grained, loosely-cemented, friable and exhibits cross bedding. The mudstone is medium to thin bedded, soft, sticky, silty and tuffaceous. The maximum estimated thickness of this member is 200 m.

The whole series is flat-lying, medium to thin bedded and consists of fine grained vitric tuffs and welded pyroclastic breccias with minor fine to medium grained tuffaceous sandstone. Dark mafic minerals and bits of pumiceous and scoriaceous materials are dispersed in the glassy tuff matrix. The thickness of the Diliman Tuff is 1,300-2,000 m.

Tectonic Setting

The major structural element recognized in the area of Nueva Ecija is the Dingalan Cabaldon Rift which is part of the Philippine Fault. The fault appears to be the major factor that influences the formation of Gabaldon Valley. It trends N 40°W and branches out into numerous secondary faults of minor magnitude that the northeastern part, cutting the Cretaceous-Paleogene rock series. These secondary faults appear to have sliced the rocks into a series of parallel fault blocks. The orientation of these faults, together with the schistocity and fold axes appears to be closely related to the major northwest structure.

The Philippine Fault Zone is a major left-lateral strike-slip fault zone that has a mapped length of 1,200 km from the eastern part of Mindanao to Northern Luzon. Slip on the Philippine Fault Zone accommodates a significant portion of oblique convergence between the Philippine Sea and Eurasian Plates. The Philippine Fault Zone trends northwest from Dingalan Bay just east of Gabaldon to the southern end of the Central Cordillera. Northwest of Gabaldon, the Philippine Fault splays into the Digdig Fault and the San Jose Fault The convergence rate of the Philippine Plate relative to Eurasia falls in the range of 8.0 cm/yr. The movement is accommodated on three main parallel zones:

•	The westward verging subduction zones running through the Taiwan Mindoro-Panay trenches
•	The Philippine Plate at the eastern side, subducting westward along the Philippine Trench; and
•	In between the two, the Philippine Fault, an active left-lateral strike-slip which runs from Southern Mindanao to Northern Luzon.

The subduction at the Philippine Trench and the Philippine Fault are young features, initiated in late Early Pliocene, probably in response to increasing blockage by collisions along Eurasia's boundary. Most of the oblique convergence would have since been partitioned between the two structures.

In Luzon, the South China Sea plate is subducted eastward along the Manila Trench while at the eastern side; the Philippine Trench is indented by the Benham Rise. A strike slip fault zone along the East Luzon Trough, borders the latter. The area of Northern Luzon is wedged and compressed by the two opposing subduction zones.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Previous exploration work has not included any attempt to drill the structure on the Palayan Gold Claim. Records indicate that no detailed exploration has been completed on the property.

Drilling Summary

No drilling has been reported on the Palayan Gold Claim.

Sampling Method, Sample Preparation, Data Verification

All the exploration conducted to date has been conducted according to modernly accepted exploration procedures, methods and practices. Preliminary samples have also been prepared in ways that adhere to current procedures. No comment as to the quality of the samples taken can be presented.

Appropriate measures of quality control were in place, though no comment can be made on the lack of any additional measure of such controls.

Report Recommendations

At the present time, the exact mineralization of the Palayan Gold Mine has not been sufficiently explored as previous work has been inconsistent and limited. A two phased, intensive exploration program to further determine the production potential, if any, of the Palayan Gold Claim is recommended.

The first phase would consist of

•	Aerial photography to locate structures and understand the topography;
•	Detailed geological mapping of the region in addition to the Palayan Gold Claim in order to more broadly understand its geological setting;
•	Geophysical survey using magnetic and electromagnetic instrumentation of both the region and main area for exploration; and
•	Geochemical soil sample of the Palayan Gold Claim to determine areas of most significant mineral wealth and more exactly determine the mineralization of the site.

Phase 1 exploration work should determine the exact mineralization of the property and whether Phase 2 work, consisting of geochemical surveying and surface sampling, is justifiable.

Budget

The proposed budget for the recommended work is PHP 840,327 (approximately $19,319) as follows (in order of priority)

Operations	Cost (PHP)	Estimated Timeframe
Phase I
Geological Mapping	256,851	3 to 5 weeks from
		beginning of operation
Geophysical Surveying	130,500	5 to 6 weeks from
		beginning of operation

Phase II
Geochemical surveying and surface	452,576	3 to 4 months from
sampling (includes sample collection and assaying)		beginning of operation

Total of Phases I &II	840,327

We currently do not have the necessary funding to complete both phases above. We believe that sufficient funding will be available from additional borrowings and private placements to meet our business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business operation, or if obtained, upon terms favorable to us.

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz.

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar.

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars.

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth’s crust.

Bauxite	the principal ore of aluminium; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse.

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series .

Chert

massive, dull-colored and opaque quartzite, hornstone, impure chalcedony or other flint-like mineral. By general usage in mineralogy and geology, a chert does not have a conchoidal fracture. In North American archeology the term chert occasionally is still used for various siliceous minerals (including flint) that have a conchoidal fracture; this leads to confusion between the terms flint and chert in some archeology texts.

Clay	a mineral substance made up of small crystals of silica and alumina, that is ductile when moist; the material of pre-fired ceramics; an earth material with ductile qualities.

Clinopyroxene	any pyroxene that has a monoclinic crystal structure.

Coal

a readily combustible black or brownish-black sedimentary rock normally occurring in rock strata in layers or veins called coal beds. The harder forms, such as anthracite coal, can be regarded as metamorphic rock because of later exposure to elevated temperature and pressure. Coal is composed primarily of carbon along with variable quantities of other elements, chiefly sulfur, hydrogen, oxygen and nitrogen.

Copper

a chemical element with the symbol Cu (Latin: cuprum) and atomic number 29. It is a ductile metal with very high thermal and electrical conductivity. Pure copper is rather soft and malleable, and a freshly-exposed surface has a pinkish or peachy color.

Cretaceous age	a geological period and system from 145 to 65 million years ago.

Crystalline	a solid material, whose constituent atoms, molecules, or ions are arranged in an orderly repeating pattern extending in all three spatial dimensions; ie. crystals.

Dolerite	A fine-grained basaltic rock.

Dynamothermal	rock formed at variable temperatures.

Extrusive

the mode of igneous volcanic rock formation in which hot magma from inside the Earth flows out (extrudes) onto the surface as lava or explodes violently into the atmosphere to fall back as pyroclastics or tuff. This is opposed to intrusive rock formation, in which magma does not reach the surface. The main effect of extrusion is that the magma can cool much more quickly in the open air or under seawater, and there is little time for the growth of crystals. Often, a residual portion of the matrix fails to crystallize at all, instead becoming an interstitial natural glass or obsidian.

Fault

a break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspar

any of a large group of rock-forming minerals that, together, make up about 60% of the earth’s outer crust. The feldspars are all aluminum silicates of the alkali metals sodium, potassium, calcium and barium. Feldspars are the principal constituents of igneous and plutonic rocks.

Flatmake	flat-dipping fractures.

Fold	a curve or bend of a planar structure such as rock stata, bedding planes, foliation, or cleavage.

Foliation	A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation	a distinct layer of sedimentary rock of similar composition.

Gabbro

a group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Gneiss

a foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate.

Gold

chemical element with the symbol Au (from Latin: aurum, “shining dawn”) and an atomic number of 79. It has been a highly sought-after precious metal for coinage, jewelry, and other arts since the beginning of recorded history. The metal occurs as nuggets or grains in rocks, in veins and in alluvial deposits. Gold is dense, soft, shiny and the most malleable and ductile pure metal known. Pure gold has a bright yellow color and luster traditionally considered attractive, which it maintains without oxidizing in air or water. Gold is one of the coinage metals and has served as a symbol of wealth and a store of value throughout history. Gold standards have provided a basis for monetary policies. It also has been linked to a variety of symbolisms and ideologies.

Granite

highly felsic igneous plutonic rock, typically light in color; rough plutonic equivalent of rhyolite. Granite is actually quite rare in the U.S.; often the term is applied to any quartz- bearing plutonic rock.

Granodiorite

a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite, and potassium feldspar, with biotite, hornblende, or more rarely, pyroxene, as the mafic component.

Granulite

fine to medium–grained metamorphic rocks that have experienced high temperatures of metamorphism, composed mainly of feldspars sometimes associated with quartz and anhydrous ferromagnesian minerals, with granoblastic texture and gneissose to massive structure. They are of particular interest to geologists because many granulites represent samples of the deep continental crust. Some granulites experienced decompression from deep in the Earth to shallower crustal levels at high  temperature; others cooled while remaining at depth in the Earth.

Graphite

one of the allotropes of carbon. Unlike diamond (another carbon allotrope), graphite is an electrical conductor, a semimetal, and can be used, for instance, in the electrodes of an arc lamp. Graphite holds the distinction of being the most stable form of carbon under standard conditions.

Gypsum	a mineral consisting of the hydrated calcium sulphate. When calcined, it forms plaster of Paris.

Heavy mineral sands ore deposits a class of ore deposit which is an important source of zirconium, titanium, thorium, tungsten, rare earth elements, the industrial minerals diamond, sapphire, garnet, and occasionally precious metals or gemstones. Heavy mineral sands are placer deposits formed most usually in beach environments by concentration due to the specific gravity of the mineral grains. It is equally likely that some concentrations of heavy minerals (aside from the usual gold placers) exist within streambeds, but most are of a low grade and are relatively small.

Hydrothermal	creation of rock with fluid at high temperatures.

Igneous	resulting from, or produced by, the action of great heat; with rocks, it could also mean formed from lava/magma; granite and basalt are igneous rocks.

Intrusions	masses of igneous rock that, while molten, were forced into other rocks.

Iron

chemical element with the symbol Fe (Latin: ferrum) and atomic number 26. It is a metal in the first transition series. Like other group 8 elements, it exists in a wide range of oxidation states. Iron and iron alloys (steels) are by far the most common metals and the most common ferromagnetic materials in everyday use. Fresh iron surfaces appear lustrous silvery-gray, but oxidize in air. Iron is the most common element in the earth, albeit the fourth most common one in the earth’s crust.

Khondalite	a granulite-facies metasedimentary rock.

Laterite	a red hard or gravel-like soil or subsoil formed in the tropics that has been leached of soluble minerals leaving insoluble iron and aluminium oxides and hydroxides; used to make bricks and roads.

Leptynite	a granulite.

Lignite	a low-grade, brownish-black coal.

Limestone	An abundant rock of marine and fresh-water sediments; primarily composed of calcite (calcium carbonate); it occurs in a variety of forms, both crystalline and amorphous.

Marble

a non foliated metamorphic rock composed mostly of calcite, a crystalline form of calcium carbonate. It is formed from carbonate rocks, often limestone. It is extensively used for sculpture and as a building material.

Magnetite	a ferrimagnetic mineral with chemical formula Fe3O 4, one of several iron oxides and a member of the spinel group.

Metamorphic

the mineralogical, chemical, and structural adjustment of solid rocks to physical and chemical conditions that have generally been imposed at depth below the surface zones of weathering and cementation, and that differ from the conditions under which the rocks in question originated.

Metasediment	a metamorphosed sedimentary rock.

Mica	the name of a group of hydrous aluminosilicate minerals characterized by highly perfect cleavage, so that they readily separate into very thin leaves, more or less elastic.

Monzonite

an intermediate igneous intrusive rock composed of approximately equal amounts of sodic to intermediate plagioclase and orthoclase feldspars with minor amounts of hornblende, biotite and other minerals.

Ore	the natural occurring mineral from which a mineral or minerals of economic value can be extracted profitable or to satisfy social or political objectives.

Oxides	a chemical compound containing at least one oxygen atom as well as at least one other element. Most of the Earth’s crust consists of oxides. Oxides result when elements are oxidized by oxygen in air.

Paragneisses	a gneiss from sedimentary rock.

Pegmatite

a very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size; such rocks are referred to as pegmatitic. Most pegmatites are composed of quartz, feldspar and mica; in essence a granite. Rarer intermediate composition and mafic pegmatites containing amphibole, Ca-plagioclase feldspar, pyroxene and other minerals are known, found in recrystallised zones and apophyses associated with large layered intrusions.

Phosphatic nodules

black to brown, rounded mass, variable in size from a few millimeters to 30 or more centimeters. Usually consists of coprolites, corals, shells, and bones, more or less enveloped in crusts of collophane. Found in many horizons of marine origin. Also covering the ocean floors at manylocations around the world.

Placers	an accumulation of valuable minerals formed by deposition of dense mineral phases in a trap site.

Precious metals

a rare, naturally occurring metallic chemical element of high economic value, which is not radioactive (excluding natural polonium, radium, actinium and protactinium). Chemically, the precious metals are less reactive than most elements, have high lustre, are softer or more ductile, and have higher melting points than other metals. Historically, precious metals were important as currency, but are now regarded mainly as investment and industrial commodities. Gold, silver, platinum, and palladium each have an ISO 4217 currency code.

Production	a “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Pyrite	a yellow iron sulphide mineral of little value and referred to as “fool’s gold”.

Pyrrhotite	a bronze-colored, magnetic iron sulphide mineral.

Quartz	a common rock-forming mineral consisting of silicon and oxygen.

Quartzite

a hard metamorphic rock which was originally sandstone. Sandstone is converted into quartzite through heating and pressure usually related to tectonic compression within orogenic belts. Pure quartzite is usually white to grey, though quartzites often occur in various shades of pink and red due to varying amounts of iron oxide. Other colors, such as yellow and orange, are due to other mineral impurities.

Reserve

the term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Schist	any crystalline rock having a foliated structure and hence admitting of ready division into slabs or slates.

Shear	a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Silica

the chemical compound silicon dioxide, also known as silica (from the Latin silex), is an oxide of silicon with a chemical formula of SiO 2 and has been known for its hardness since antiquity. Silica is most commonly found in nature as sand or quartz, as well as in the cell walls of diatoms. Silica is the most abundant mineral in the Earth’s crust.

Stockwork	a complex system of structurally controlled or randomly oriented veins. Stockworks are common in many ore deposit types and especially notable in greisens. They are also referred to as stringer zones.

Stratum	one of several parallel horizontal layers of material arranged one on top of another. A layer of sedimentary rock having approximately the same composition throughout

Sulphides	an anion of sulfur in its lowest oxidation number of −2. Sulfide is also a slightly archaic term for thioethers, a common type of organosulfur compound that are well known for their bad odors.

Telluride	a compound of a metal with tellurium; metal salts of tellurane. Any organic compound of general formula R 2 Te (R not = H), the tellurium analogues of ethers. Another name for sylvanite.

Tonalite

an igneous, plutonic (intrusive) rock, of felsic composition, with phaneritic texture. Feldspar is present as plagioclase (typically oligoclase or andesine) with 10% or less alkali feldspar. Quartz is present as more than 20% of the rock. Amphiboles and pyroxenes are common accessory minerals.

Vein	a thin, sheet-like body of hydrothermal mineralization, principally quartz.

Wollastonite

a calcium inosilicate mineral (CaSiO3) that may contain small amounts of iron, magnesium, and manganese substituting for calcium. It is usually white. It forms when impure limestone or dolostone is subjected to high temperature and pressure sometimes in the presence of silica-bearing fluids as in skarns or contact metamorphic rocks. Associated minerals include garnets, vesuvianite, diopside, tremolite, epidote, plagioclase feldspar, pyroxene and calcite. It is named after the English chemist and mineralogist William Hyde Wollaston (1766–1828).

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

No information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is required to be disclosed herein because we are not the operator of any mine (we have no subsidiaries).

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

None

Item 6.	Selected Financial Data

     The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

Working Capital

	March 31,	March 31,
	2015	2014
	$	$
Current Assets	7,655	24,261
Current Liabilities	19,500	-
Working Capital (Deficit)	(11,845)	24,261

Cash Flows

	Year ended March 31,	Year ended March 31,
	2015	2014
	$	$
Cash Flows used in Operating Activities	(31,606)	(739)
Cash Flows from (used in) Investing Activities	-	(5,000)
Cash Flows from (used in) Financing Activities	15,000	30,000
Net increase (decrease) in Cash During Period	(16,606)	24,261

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Position and Results of Operations

The financial statements and historical financial information included in this report are presented in United States dollars as substantially all of our Company’s operations use this denomination. In the financial statements and historical financial information, monetary assets and liabilities denominated in Philippine Pesos are translated to their US dollar equivalents using the exchange rates which prevailed at the balance sheet date.

This discussion should be considered in conjunction with the audited financial statements of our company, which have been prepared in accordance with accounting principles generally accepted in the United States, and forward-looking statements contained here apply from this date and involve some risks and uncertainties. We are a start-up, pre-exploration stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have yet to undertake any exploration activity on our sole property --the Palayan Gold Claim. Our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future. Our plan is to explore the Palayan Gold Claim for gold; we want to proceed but the lack of sufficient cash is our limiting factor. The two phase exploration program will cost approximately $8,910 for Phase I and approximately $10,409 for Phase II. We also anticipate an additional $38,158 for operating expenses including professional legal and accounting services required for a reporting company. No revenues have yet been earned. We do not anticipate revenues until a commercially profitable product can be extracted and sold. As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some. If conditions are favorable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim. Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property. If that succeeds then we would again try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner. We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold or other minerals found on the Palayan Gold Claim.

Phase I of our exploration program consists only of geological mapping and geophysical surveying. In order to determine the prospects of the Palayan Gold Claim, we must complete both Phase I and Phase II of the exploration program. When the mapping and surveying contemplated by Phase I has been completed with satisfactory results, Phase II will be undertaken (subject to available funds.)

To implement further exploration work on the Palayan Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Palayan Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. On March 31, 2015, we had working capital of ($11,845). On March 31, 2015, we had cash on hand of approximately $7,655. Our future financial success will be dependent on the success of the exploration work on the Palayan Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Forward Looking Statements

This report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of this report, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties and actual results could differ materially from those anticipated by the forward-looking statements.

Liquidity and Capital Resources

Since inception we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers: Mr. Cortez and Mr. Soo.

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses(2)	12 months	38,500
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	1,500
Exploration expenses(3)	12 months	19,319
Geological Mapping	6 Months	5,908
Geophysical Surveying	6 Months	3,002
Geochemical Surveying and Surface Sampling	9 months	10,409
(includes sample collection, assaying and testing)
Transfer Agent	12 months	1,500
Salaries and consulting fees	12 months	Nil
Total		62,419

(1)	Budget Items are listed in order of priority.
(2)	Includes $25,000 legal fees and $13,500 for accounting and auditing.
(3)	For Phase I and Phase II of the recommended exploration program.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand as at March 31, 2015 we will be required to raise funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing. As at the date of this report, we have sufficient cash on hand to renew of mineral exploration permit and to sustain our subsequent continuous reporting requirements for a six-month period hereafter.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on the Palayan Gold Claim through joint venture arrangement or even the sale of part of the Palayan Gold Claim. Neither of these avenues has been pursued as of the date of this report. Our geologist has recommended an exploration program for the Palayan Gold Claim. However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in the Report until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist. If we are unable to finance additional exploration activities, we do not have alternative operational plans. We do not intend to hire any employees at this time. All of the work on the Palayan Gold Claim will be conducted by Mr. Cortez who has extensive experience in geology. He will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising our company on the economic feasibility of removing any mineralized material we may discover.

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

Results of Operations

For the period from inception to March 31, 2015

Lack of Revenues

We have limited operational history. From our inception on July 26, 2013 (date of inception) to March 31, 2015, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the year ended March 31, 2015, we incurred operating expenses of $36,106 consisting of $32,000 of professional fees relating to legal, accounting, and audit fees with respect to our SEC registration process, and $4,106 for general and administrative costs. During the period from July 26, 2013 (date of inception) to March 31, 2014, we incurred operating expenses of $739 for general and administrative costs related to our start-up costs.

Net Loss

During the year ended March 31, 2015, we incurred a net loss of $36,106 or $nil per share compared with $739 and $nil per share for the period ended March 31, 2014.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Palayan Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I and Phase II work on the Palayan Gold Claim are approximately $19,319. We will have to raise additional funds within the next 12 months in order to satisfy our ongoing cash requirements and finance work on the Palayan Gold Claim.

Balance Sheet

At March 31, 2015, we had cash of $7,655 and total assets of $12,655 compared with cash of $24,261 and total assets of $29,261 at March 31, 2014. The decrease in cash is due to the fact that we used existing cash on hand for operating expenditures and had no operating cash inflow and limited amounts of financing during the year.

During the year ended March 31, 2015, we did not have any capital transactions.

Cash Flows

Operating Activities

During the year ended March 31, 2015, we used cash of $31,606 for operating activities compared with $739 during the period from July 26, 2013 (date of inception) to March 31, 2014. The increase in cash used for operating activities is due to the fact that we had an entire fiscal year of operations including costs incurred for our SEC registration process.

Investing Activities

During the year ended March 31, 2015, we did not have any investing activities whereas we incurred $5,000 for the acquisition of our mineral properties during the period from July 26, 2013 (date of inception) to March 31, 2014.

Financing Activities

During the year ended March 31, 2015, we had cash flows from financing activities of $15,000 related to a loan from our Chief executive officer, compared with proceeds of $30,000 during the period from July 26, 2013 (date of inception) to March 31, 2014 from the issuance of 30,000,000 founders shares at $0.001 per share.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors” (see page 9).

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $36,845. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there were no impairment factors for the mineral property as at March 31, 2015.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

None

Item 8.	Financial Statements and Supplementary Data

Palayan Resources Inc.
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’ of
Palayan Resources, Inc.

We have audited the accompanying balance sheets of Palayan Resources, Inc. (the Company) as of March 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Palayan Resources, Inc. as of March 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenues to date and has an accumulated deficit of $36,845 as of March 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
July 23, 2015

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2015	2014
	$	$
ASSETS
Current Assets
Cash	7,655	24,261
Total Current Assets	7,655	24,261
Mineral properties	5,000	5,000
Total Assets	12,655	29,261

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	4,500	–
Due to related party	15,000	–
Total Liabilities	19,500	–
Stockholders' Equity (Deficit)
Common Stock
Authorized: 75,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(36,845)	(739)
Total Stockholders' Equity (Deficit)	(6,845)	29,261
Total Liabilities and Stockholders’ Equity	12,655	29,261

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

		For the period from
	For the year	July 26, 2013 (date
	ended	of inception) to
	March 31,	March 31,
	2015	2014
	$	$
Revenue	–	–
Operating Expenses
General and administrative	4,106	739
Professional fees	32,000	–
Total Operating Expenses	36,106	739
Net Loss	(36,106)	(739)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statement of Stockholders’ Equity
From July 26, 2013 (date of inception) to March 31, 2015
(Expressed in U.S. dollars)

	Common Stock
					Accumulated
	Shares		Par Value		Deficit		Total
	#		$	$	$	$	$
Balance as at July 26, 2013 (date of iinception)	–		–		–		–
Issuance of founder shares	30,000,000		30,000		–		30,000
Net loss for the period	–		–		(739)		(739)
Balance as at March 31, 2014	30,000,000		30,000		(739)		29,261
Net loss for the year	–		–		(36,106)		(36,106)
Balance as at March 31, 2015	30,000,000	3	30,000		(36,845)		(6,845)

The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

		For the period
		from July 26,
	For the year	2013(date of
	ended	inception) to
	March 31,	March 31,
	2015	2014
	$	$
Operating Activities
Net loss	(36,106)	(739)
Accounts payable and accrued liabilities	4,500	–
Net Cash Used In Operating Activities	(31,606)	(739)
Investing Activities
Acquisition of mineral properties	–	(5,000)
Net Cash Used In Investing Activities	–	(5,000)
Financing Activities
Proceeds from loan from related party	15,000	–
Proceeds from issuance of shares for cash	–	30,000
Net Cash Provided By Financing Activities	15,000	30,000
Increase (Decrease) in Cash	(16,606)	24,261
Cash – Beginning of Period	24,261	–
Cash – End of Period	7,655	24,261

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2015, the Company has generated no revenues to date, and has an accumulated deficit of $36,845. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2015 and 2014, the Company had no cash equivalents.

d)	Mineral Property Costs

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

e)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long- lived assets that result from the acquisition, construction, development, and/or normal use of the assets.

Palayan Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

f)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2015 and 2014, the Company had no potentially dilutive shares.

g)	Income Taxes

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

h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)	Financial Instruments

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

j)	Recent Accounting Pronouncements

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

Palayan Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

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

As at March 31, 2015, the Company owed $15,000 (2013 - $nil) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On July 26, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Income Taxes

The Company has $36,845 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at March 31, 2015, the Company had no uncertain tax positions.

	March 31,	March 31,
	2015	2014
	$	$

Net loss before taxes	36,106	739
Statutory rate	34%	34%

Computed expected tax recovery	12,276	251
Change in valuation allowance	(12,276)	(251)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2014 after applying enacted corporate income tax rates are as follows:

	2015	2014
	$	$

Net operating losses carried forward	12,527	251
Valuation allowance	(12,527)	(251)

Net deferred tax asset	–	–

7.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2015.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2015, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over financial reporting

During the quarter ended March 31, 2015 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one, and we currently have only one director.

Our current director and officers are as follows:

Name	Age	Position
Joel Dulatre Cortez	39	President and Director
Mark Christian Soo	29	Secretary and Treasurer

Our director will serve in that capacity until our next annual shareholder meeting or until his successor is elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Joel Dulatre Cortez, Director and President, Manila, the Republic of the Philippines

Mr. Cortez is a citizen of the Philippines and obtained his Bachelor of Commerce and Master in Commerce degrees from Ateneo University in 1996 and 2000, respectively. Mr. Cortez’s principal occupation after 2011 to the present has been president of PAL MicroFinancial, the fifth largest micro lending institution in the Philippines, which offers short-term loans to businesses that need quick access to capital. From 2007 to 2011, Mr. Cortez was on the board of directors and was responsible for overseeing all its commercial lending matters and collection procedures.

Mr. Cortez has been Director and President of our company since its inception.

Mark Christian Soo, 29, Quezon City, the Republic of the Philippines

Mr. Soo is a citizen of the Philippines and obtained his Bachelor of Science degree in 2006 from the University of the Far East. Mr. Soo’s principal occupation after 2010 to the present has been senior consulting geologist in charge of a team of ten geologists who conduct field work on prospective gold and silver mining sites and prepare reports on the results, which Mr. Soo reviews and recommends whether or not a particular site merits further exploration. From 2006 to 2010, Mr. Soo was a consulting geologist responsible for field work and assays and recommending whether a property merited further exploration.

Mr. Soo has been Secretary and Treasurer of our company since its inception.

They each have been devoting and in the future plan to each devote only 40 hours per month to company affairs.

We believe that Mr. Cortez’s educational background, experience in accounting and other financial matters give him the qualifications and skills necessary to serve as Director and President of our company. We also believe that Mr. Soo’s educational background in geology and experience in field work and evaluating properties qualify him to serve as Secretary and Treasurer of our company.

Other Directorships

Our director holds no other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our future operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the knowledge of our company, during the past ten years, none of our director or executive officers:

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The Board of Directors as a whole participates in the review of financial statements and disclosure.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees.

Executive Compensation

We have no standard arrangement to compensate our director or officers for their services in their respective capacity as directors or officers. The director and officers are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Currently, the director and officers receive and have received no funds or other cash considerations. There are no financial agreements with our executive officers at this time although we will reimburse them for reasonable expenses incurred during their performance. We will not pay compensation for attendance at meetings. The table below summarizes compensation:

Summary Compensation Table

NonEquity
Name and	Year			Stock	Options	Incentive Plan	All Other
Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	March 31,	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)

Mr. Cortez,
President and	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Soo,
Secretary and	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist. None have been approved or are anticipated. No Compensation Committee exists either.

Compensation of Directors

We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2015 the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner(1)	Ownership(2)	Class

Common Stock	Joel Dulatre Cortez (President and Director), 223	20,000,000	66.7%
	De La Cruz Road, Pasay, Metro Manila,
	Philippines
Common Stock	Mark Christian Soo (Secretary and Treasurer),	10,000,000	33.3%
	2551 Scout Rallos Avenue, Quezon City,
	Philippines
Total		30,000,000	100%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.
(2)

Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or director has options, warrants, rights or conversion privileges outstanding.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the future operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Certain Relationships and Related Transactions Relationships

Our executive officers are not related.

Transactions with related persons, promoters and certain control persons

To this date, and aside from the following completed transactions, there have been no agreements or transactions with the director/officers, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

As of the date of this report, there have been 30,000,000 shares issued to Mr. Cortez, director and president, and Mr. Soo, secretary and treasurer, at the price of $0.001 per share, for an aggregate consideration of $30,000.

The shares issued to the officers were in consideration of their agreeing to take the initiative in developing and implementing the business plan of our company, including, among other things, providing the initial seed capital to allow our company to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration thus enabling our company to implement its business plan

The company paid the expenses in connection with a registration statement it filed in order to permit the officers to sell their company shares.

During the fiscal year ended March 31, 2015, Mr. Cortez loaned the company $15,000, pursuant to an unsecured, non-interest bearing note that is due on demand.

No transactions between the Selling Security Holders are known to have occurred.

Corporate Governance

Director Independence

We have determined that we do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire Board of Directors acts in such capacities. We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the Board of Directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accounting Fees and Services

We have engaged Sadler Gibb Certified Public Accountants, a professional corp., as our auditors since 2013. For fiscal years ended March 31, 2015 and 2014, total audit fees were $7,000 and $nil, respectively. We made no other payments to our auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statement Schedules

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2.	Exhibits

Exhibit No	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4	Specimen Stock Certificate (1)
10.1	Assignment of Claim from Verdasco (1)
Enterprises, dated June 20, 2013
14	Code of Ethics (1)

31.1	Certifications of Principal Executive Officer
31.2	Certifications of Principal Financial Officer
32.1	Certification of Principal Executive Officer
32.2	Certification of Principal Financial Officer

(1)	Previously filed in Amendment to Registration Statement on Form S-1 (file no. 333-197542)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 2015.

Palayan Resources Inc.

By /s/ Joel Cortez
Joel Cortez, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Joel Cortez	President (Principal Executive	July 23, 2015
Joel Cortez	Officer) and Director

/s/ Mark Soo	Secretary and Treasurer (Principal	July 23, 2015
Mark Soo	Accounting and Financial Officer)