Form 10-Q
period 2015-06-30
Palayan Resources, Inc.
filed 2015-08-28
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

or

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
[X] Yes      [  ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 27, 2015 was 30,000,000.

Palayan Resources Inc.
June 30, 2015
(unaudited)

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	March 31,
	2015	2015
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	6,258	7,655
Total Current Assets	6,258	7,655
Mineral properties	5,000	5,000
Total Assets	11,258	12,655

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	11,000	4,500
Due to related party	25,000	15,000
Total Liabilities	36,000	19,500
Stockholders’ Equity (Deficit)
Common Stock
Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(54,742)	(36,845)
Total Stockholders’ Equity (Deficit)	(24,742)	(6,845)
Total Liabilities and Stockholders’ Equity (Deficit)	11,258	12,655

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	three months	three months
	ended June 30,	ended June 30,
	2015	2014
	$	$
Revenue	–	–
Operating Expenses
General and administrative	2,847	1,644
Professional fees	15,050	5,500
Total Operating Expenses	17,897	7,144
Net Loss	(17,897)	(7,144)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	three months	three months
	ended June 30,	ended June 30,
	2015	2014
	$	$
Operating Activities
Net loss	(17,897)	(7,144)
Accounts payable and accrued liabilities	6,500	6,014
Net Cash Used In Operating Activities	(11,397)	(1,130)
Financing Activities
Proceeds from due to related party loan	10,000	–
Net Cash Provided By Financing Activities	10,000	–
Increase (Decrease) in Cash	(1,397)	(1,130)
Cash – Beginning of Period	7,655	24,261
Cash – End of Period	6,258	23,131

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015, the Company has generated no revenues to date, and has an accumulated deficit of $54,742. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2015 and March 31, 2014, the Company had no cash equivalents

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

Palayan Resources Inc.
Notes to the Financial Statements
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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2015 and 2014, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30 and March 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to a related party. Pursuant to ASC, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

3.	Related Party Transactions

As at June 30, 2015, the Company owed $25,000 (March 31, 2015 - $15,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2015.

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

Liquidity and Capital Resources

Since inception we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers: Mr. Cortez and Mr. Soo. We have also obtained loans of $25,000 from Mr. Cortez.

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this Prospectus. Including this exploration work and costs of this offering, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date	Estimated Expenses ($)
License Renewal Fee	12 months	1,600
Legal and accounting fees and expenses	12 months	21,000
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	1,500
Exploration expenses(1)	12 months	19,319
Geological Mapping	6 Months	5,908
Geophysical Surveying	6 Months	3,002
Geochemical Surveying and Surface Sampling	9 months	10,409
(includes sample collection, assaying and testing)
Transfer Agent	12 months	1,500
Salaries and consulting fees	12 months	Nil

Total		44,919

(1)	For Phase I and Phase II of the recommended exploration program.

Based on our cash on hand of approximately $6,258 as at June 30, 2015 we will be required to raise approximately $38,661 to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on our Gold Claim through joint venture arrangement or even the sale of part of our Gold Claim. Neither of these avenues has been pursued as of the date hereof. Our geologist has recommended an exploration program for our Gold Claim. However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist. If we are unable to finance additional exploration activities, we do not have alternative operational plans. We do not intend to hire any employees at this time. All of the work on our Gold Claim will be conducted by Mr. Cortez. He will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising our company on the economic feasibility of removing any mineralized material we may discover.

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

Results of Operations

For the three months ended June 30, 2015

Revenues

From our inception on July 26, 2013 (date of inception) to June 30, 2015, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended June 30, 2015 our total expenses were $17,897 compared to $7,144 during the three months ended June 30, 2014. The increase was due to the fact that we incurred professional fees related to accounting, audit, and legal expenses for SEC filings during the current period compared to the prior period.

Net Loss

During the three months ended June 30, 2015, we incurred a net loss of $17,897 or $nil loss per share compared with $7,144 net loss and $nil loss per share during the three months ended June 30, 2014.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on our Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $6,258 and mineral property acquisition costs of $5,000 relating to our interest in the Palayan Gold Claim compared with cash of $7,655 and mineral property acquisition costs of $5,000 at March 31, 2015. The decrease in cash is due to the fact that we incurred operating expenditures during the period that exceeded amounts of financing.

During the three months ended June 30, 2015, we borrowed $10,000 from our President for operating expenses.

Cash Flows

Cash from Operating Activities

During the three months ended June 30, 2015, we used net cash of $11,397 in operating activities compared to use of cash of $1,130 during the three months ended March 31, 2014. The increase in the use of cash was due to the fact that we incurred more costs relating to day-to-day operations during the current period compared to the prior year.

Cash from Financing Activities

During the three months ended June 30, 2015, we obtained a loan from Mr. Cortez in principal amount of $10,000 compared to nil raised during the three-month period ended June 30, 2014.

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

The financial statements as of and for the three months ended June 30, 2015 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $54,742. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on our Gold Claim as well as exploring for new mineral property claims.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there were no impairment factors for the mineral property as at June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2015.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2015.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our most recent Annual Report on Form 10-K. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

No information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is required to be disclosed herein because we are not the operator of any mine, and we have no subsidiaries.

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

PALAYAN RESOURCES, INC.

Date: August 27, 2015	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

August 27, 2015	By:	/s/ Mark Christian Soo

Mark Christian Soo

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)