Form 10-Q
period 2015-09-30
Palayan Resources, Inc.
filed 2015-11-16
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from           to           ).

Commission File Number: 000-55348

PALAYAN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	________________
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

223 De La Cruz Road, Pasay, Metro Manila,
Philippines	________________
(Address of principal executive offices)	(Zip code)

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
[X] Yes        [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 13, 2015 was 30,000,000.

Palayan Resources Inc.
September 30, 2015
(unaudited)

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2015	2015
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	5,849	7,655

Total Current Assets	5,849	7,655

Mineral properties	5,000	5,000

Total Assets	10,849	12,655

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	3,000	4,500
Due to related party	40,000	15,000

Total Liabilities	43,000	19,500

Stockholders’ Equity (Deficit)

Common Stock
Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(62,151)	(36,845)

Total Stockholders’ Equity (Deficit)	(32,151)	(6,845)

Total Liabilities and Stockholders’ Equity (Deficit)	10,849	12,655

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	3,909	1,181	6,756	2,825
Professional fees	3,500	13,000	18,550	18,500

Total Operating Expenses	7,409	14,181	25,306	21,325

Net Loss	(7,409)	(14,181)	(25,306)	(21,325)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	six months ended	six months ended
	September 30,	September 30,
	2015	2014
	$	$

Operating Activities

Net loss	(25,306)	(21,325)

Accounts payable and accrued liabilities	(1,500)	3,000

Net Cash Used In Operating Activities	(26,806)	(18,325)

Financing Activities

Proceeds from due to related party loan	25,000	–

Net Cash Provided By Financing Activities	25,000	–

Decrease in Cash	(1,806)	(18,325)

Cash – Beginning of Period	7,655	24,261

Cash – End of Period	5,849	5,936

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015, the Company has generated no revenues to date, and has an accumulated deficit of $62,151. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30 and March 31, 2015, the Company had no cash equivalents

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30 and March 31, 2015, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30 and March 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at September 30, 2015, the Company owed $40,000 (March 31, 2015 - $15,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2015.

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

Liquidity and Capital Resources

Since inception we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers: Mr. Cortez and Mr. Soo. We have also obtained loans of $40,000 from Mr. Cortez.

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

Based on our cash on hand of approximately $5,849 as at September 30, 2015 we will be required to raise approximately $39,070 to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

For the three and six months ended September 30, 2015

Revenues

From our inception on July 26, 2013 (date of inception) to September 30, 2015, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended September 30, 2015, our total expenses were $7,409 compared to $14,181 during the three months ended September 30, 2014. The decrease was due to the fact that we incurred $9,500 in additional professional fees during the prior year for the SEC registration process offset by an increase of $2,728 in general and administrative expenses for day-to-day operations.

During the six months ended September 30, 2015, our total expenses were $25,306 compared to $21,325 during the six months ended September 30, 2014. The increase is due to $3,931 of general and administrative costs relating to day-to-day operating expenses for the year.

Net Loss

During the six months ended September 30, 2015, we incurred a net loss of $25,306 or $nil loss per share compared with $21,325 net loss and $nil loss per share during the period ended September 30, 2014.

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

Liquidity and Capital Resources

At September 30, 2015, we had cash of $5,849 and mineral property acquisition costs of $5,000 relating to our interest in the Palayan Gold Claims in Colombia compared with cash of $7,655 and mineral property acquisition costs of $5,000 at March 31, 2015. The decrease in cash is due to the fact that we incurred operating expenditures during the year which was offset by cash received from financing activities.

During the period ended September 30, 2015, we did not have any capital transactions.

Cash Flows

Cash from Operating Activities

During the six months ended September 30, 2015, we used net cash of $26,806 in operating activities compared to use of cash of $18,325 during the period ended September 30, 2014. The increase in the use of cash is related to day-to-day operating activities incurred during the current year compared to the prior year when transactions and operations were limited.

Cash from Investing Activities

During the six months ended September 30, 2015 and 2014, we did not have any investing activities.

Cash from Financing Activities

During the six months ended September 30, 2015, we received cash of $25,000 from the President and Director of the Company compared with $nil for the six months ended September 30, 2014.

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

The financial statements as of and for the six months ended September 30, 2015 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $62,151. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there were no impairment factors for the mineral property as at September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2015.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2015.

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

PALAYAN RESOURCES, INC.

Date:	November 13, 2015	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

	November 13, 2015	By:	/s/ Mark Christian Soo

Mark Christian Soo

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)