Form 10-Q
period 2015-12-31
Palayan Resources, Inc.
filed 2016-03-03
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2015

or

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
Yes  [ X ]  No [  ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes  [ X ]  No  [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
Yes  [ X ]  No  [  ]

     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of March 1, 2016 was 30,000,000.

Item 1.	Financial Statements

Palayan Resources Inc.
December 31, 2015

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	March 31,
	2015	2015
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	6,349	7,655
Total Current Assets	6,349	7,655

Mineral properties	5,000	5,000
Total Assets	11,349	12,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	–	4,500
Due to related party	50,000	15,000
Total Liabilities	50,000	19,500

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(68,651)	(36,845)
Total Stockholders’ Deficit	(38,651)	(6,845)
Total Liabilities and Stockholders’ Deficit	11,349	12,655

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	1,500	1,182	8,256	4,007
Professional fees	5,000	12,000	23,550	30,500

Total Operating Expenses	6,500	13,182	31,806	34,507

Net Loss	(6,500)	(13,182)	(31,806)	(34,507)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	December 31,	December 31,
	2015	2014
	$	$
Operating Activities

Net loss	(31,806)	(34,507)

Accounts payable and accrued liabilities	(4,500)	3,000

Net Cash Used In Operating Activities	(36,306)	(31,507)

Financing Activities

Proceeds from related party loan	35,000	15,000

Net Cash Provided By Financing Activities	35,000	15,000

Decrease in Cash	(1,306)	(16,507)

Cash – Beginning of Period	7,655	24,261

Cash – End of Period	6,349	7,754

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2015, the Company has generated no revenues to date, and has an accumulated deficit of $68,651. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31 and March 31, 2015, the Company had no cash equivalents.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31 and March 31, 2015, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31 and March 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at December 31, 2015, the Company owed $50,000 (2014 - $15,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2015.

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

Based on our cash on hand of approximately $6,349 as at December 31, 2015 we will be required to raise approximately $38,570 to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

For the three and nine months ended December 31, 2015

Revenues

From our inception on July 26, 2013 (date of inception) to December 31, 2015, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended December 31, 2015, our total expenses were $6,500 compared to $13,182 during the three months ended December 31, 2014. The decrease was due to the fact that we incurred $7,000 in additional professional fees during the prior year for the SEC registration process offset by an increase of $318 in general and administrative expenses for day-to-day operations.

During the nine months ended December 31, 2015, our total expenses were $31,806 compared to $34,507 during the nine months ended December 31, 2014. The decrease of $2,701 is due to lower professional fees of $6,950 due to additional costs incurred during the prior year offset by an increase in general and administrative expenses of $4,249 as the Company had more operating activity during the current year.

Net Loss

During the nine months ended December 31, 2015, we incurred a net loss of $31,806 or $nil loss per share compared with $34,507 net loss and $nil loss per share during the period ended December 31, 2014.

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

Liquidity and Capital Resources

At December 31, 2015, we had cash of $6,349 and mineral property acquisition costs of $5,000 relating to our interest in the Palayan Gold Claims in Colombia compared with cash of $7,655 and mineral property acquisition costs of $5,000 at March 31, 2015. The decrease in cash is due to the fact that we incurred operating expenditures during the year which was offset by cash received from financing activities.

During the period ended December 31, 2015, we did not have any capital transactions.

Cash Flows

Cash from Operating Activities

During the nine months ended December 31, 2015, we used net cash of $36,306 in operating activities compared to use of cash of $31,507 during the period ended December 31, 2014. The increase in the use of cash is related to day-to-day operating activities incurred during the current year compared to the prior year when transactions and operations were limited.

Cash from Investing Activities

During the nine months ended December 31, 2015 and 2014, we did not have any investing activities.

Cash from Financing Activities

During the nine months ended December 31, 2015, we received cash of $35,000 from the President and Director of the Company compared with $15,000 for the nine months ended December 31, 2014.

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

The financial statements as of and for the nine months ended December 31, 2015 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $68,651. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there were no impairment factors for the mineral property as at December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2015.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2015.

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

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): Balance Sheets as of December 31, 2015 (unaudited) and March 31, 2015; Unaudited Statements of Operations for the three-month periods ended December 31, 2015 and 2014 and nine-month periods ended December 31, 2015 and 2014; Unaudited Statements of Cash Flows for the nine-month periods ended December 31, 2015 and 2014

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

PALAYAN RESOURCES, INC.

Date: March 3, 2016	By:	/s/ Joel Dulatre Cortez
Joel Dulatre Cortez
President
(Principal Executive Officer)

March 3, 2016	By:	/s/ Mark Christian Soo
Mark Christian Soo
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)