Form 10-K
period 2016-03-31
Palayan Resources, Inc.
filed 2016-06-29
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

+(63)(914)2699345
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
Yes  [ X ]  No  [  ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $15,000

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

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

As of the date of filing on June 27, 2016: 30,000,000 common shares

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

From our inception on July 26, 2013 through March 31, 2016, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share.

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

We incurred a net loss for the year ended March 31, 2016 and we expect to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We are in the exploration stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2016, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

We are governed by only two people, Mr. Cortez and Mr. Soo, which may lead to faulty corporate governance.

We have only one director and three executive officers who make all the decisions regarding corporate governance. This includes their (executive) compensation, accounting overview, related party transactions and so on. They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval. This may lead to ineffective disclosure and accounting controls. Noncompliance with laws and regulations may result in fines and penalties. They would have the ability to take any action as they themselves review them and approve them. They would exercise control over all matters requiring shareholder approval including significant corporate transactions. We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our sole director and executive officers own a substantial amount of common stock and will have substantial influence over our future operations denying an investor an effective voice.

Our executive officers own 50% of our stock.

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

Our executive officers have other business interests, meaning they may not have enough time to devote to our business operations. This could cause business failure. They each have been devoting and in the future plan to each devote only a few hours per month to company affairs which may lead to sporadic exploration activities and periodic interruptions of business operations. Unforeseen events may cause this amount of time to become even less. See “Directors and Executive Officers”.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards. As a result of this election, our financial statements may not be comparable to public companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

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

General Geology and Topography

The lithology of the area in which the Palayan Gold Claim is located is composed of alluvium deposits formed by the Agno River.

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

Report Recommendations

At the present time, the exact mineralization of the Palayan Gold Mine has not been sufficiently explored as previous work has been inconsistent and limited. A two-phased, intensive exploration program to further determine the production potential, if any, of the Palayan Gold Claim is recommended.

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

Working Capital

	March 31,	March 31,
	2016	2015
	$	$
Current Assets	1,674	7,655
Current Liabilities	51,500	19,500
Working Capital (Deficit)	(49,826)	(11,845)

Cash Flows

	Year ended March 31,	Year ended March 31,
	2016	2015
	$	$
Cash Flows used in Operating Activities	(40,981)	(31,606)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	35,000	15,000
Net increase (decrease) in Cash During Period	(5,981)	(16,606)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

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

This discussion should be considered in conjunction with unaudited and audited financial statements of our company, which have been prepared in accordance with accounting principles generally accepted in the United States, and forward-looking statements contained here apply from this date and involve some risks and uncertainties. We are a start-up, pre-exploration stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have yet to undertake any exploration activity on our sole property --the Palayan Gold Claim. Our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future. Our plan is to explore the Palayan Gold Claim for gold; we want to proceed but the lack of sufficient cash is our limiting factor. The two phase exploration program will cost approximately $8,910 for Phase I and approximately $10,409 for Phase II. No revenues have yet been earned. We do not anticipate revenues until a commercially profitable product can be extracted and sold. As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some. If conditions are favorable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim. Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property. If that succeeds then we would again try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner. We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold or other minerals found on the Palayan Gold Claim.

Phase I of our exploration program consists only of geological mapping and geophysical surveying. In order to determine the prospects of the Palayan Gold Claim, we must complete both Phase I and Phase II of the exploration program. When the mapping and surveying contemplated by Phase I has been completed with satisfactory results, Phase II will be undertaken (subject to available funds.)

To implement further exploration work on the Palayan Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Palayan Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. On March 31, 2016, we had working capital deficit of $49,826. On March 31, 2016, we had cash on hand of approximately $1,674. Our future financial success will be dependent on the success of the exploration work on the Palayan Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

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

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated CompletionDate(1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses(2)	12 months	38,500
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	1,500
Explorationexpenses(3)	12 months	19,319
Geological Mapping	6 Months	5,908
Geophysical Surveying	6 Months	3,002
Geochemical Surveying and Surface Sampling (includes sample collection, assaying and testing)	9 months	10,409
Transfer Agent	12 months	1,500
Salaries and consulting fees	12 months	Nil
Total		62,419

(1)	Budget Items are listed in order of priority.

(2)	Includes $25,000 legal fees and $13,500 for accounting and auditing.

(3)	For Phase I and Phase II of the recommended exploration program.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $1,674 as at March 31, 2016 we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing. As at the date of this report, we have sufficient cash on hand to renew of mineral exploration permit and to complete the registration of the securities pursuant to this report, and to sustain our subsequent continuous reporting requirements for a six-month period hereafter.

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

Results of Operations

For the period from inception to March 31, 2016

Lack of Revenues

We have limited operational history. From our inception on July 26, 2013 (date of inception) to March 31, 2016, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the year ended March 31, 2016, we incurred operating expenses of $42,981 comprised of $28,550 of professional fees relating to legal, accounting, and audit fees with respect to our SEC filings, $5,000 for the impairment of the carrying value of the acquisition cost of the Palayan Gold Mines, and $9,431 for general and administrative costs. During the year ended March 31, 2015, we incurred operating expenses of $36,106 including $32,000 for professional fees relating to legal, accounting, and audit fees with respect to the SEC registration and reporting filings, and $4,106 of general and administrative costs.

Net Loss

During the year ended March 31, 2016, we incurred a net loss of $42,981 or $nil per share compared with $36,106 and $nil per share for the year ended March 31, 2015.

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

Balance Sheets

At March 31, 2016, we had cash and total assets of $1,674 compared with cash of $7,655 and total assets of $12,655 as of March 31, 2015. The decrease in cash is due to the fact that we used existing cash on hand for operating expenditures and had no operating cash inflow and limited amounts of financing during the year.

During the years ended March 31, 2016 and 2015, we did not have any capital transactions.

Cash Flows

Operating Activities

During the year ended March 31, 2016, we used cash of $40,981 for operating activities compared with $31,606 during the year ended March 31, 2015. The increase in cash used for operating activities is due to the fact that we had higher operating expenses during the year and repaid more accounts payable.

Investing Activities

During the years ended March 31, 2016 and 2015, we did not have any investing activities.

Financing Activities

During the year ended March 31, 2016, we received $35,000 from the President of the Director compared with proceeds of $15,000 during the year ended March 31, 2015. The amounts owing are unsecured, non-interest bearing, and due on demand.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors” .

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

Certain Accounting Policies

Set forth below are certain of our important accounting policies. For a full explanation of these and other of our important accounting policies, see Note 2 to Notes to the Financial Statements below.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $79,826. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there was an impairment charge of $5,000 for the mineral property as at March 31, 2016.

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

March 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Palayan Resources, Inc.

We have audited the accompanying balance sheets of Palayan Resources, Inc. (“the Company”) as of March 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended March 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palayan Resources, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated no revenues to date, has suffered net losses since inception and has an accumulated deficit of $79,826 as of March 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
June 29, 2016

1

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2016	2015
	$	$

ASSETS

Current Assets

Cash	1,674	7,655

Total Current Assets	1,674	7,655

Mineral properties	–	5,000

Total Assets	1,674	12,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	1,500	4,500
Due to related party	50,000	15,000

Total Liabilities	51,500	19,500
Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(79,826)	(36,845)

Total Stockholders’ Deficit	(49,826)	(6,845)

Total Liabilities and Stockholders’ Deficit	1,674	12,655

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

	For the year	For the year
	ended	ended
	March 31,	March 31,
	2016	2015
	$	$

Revenue	–	–

Operating Expenses

General and administrative	9,431	4,106
Impairment of mineral properties	5,000	–
Professional fees	28,550	32,000

Total Operating Expenses	42,981	36,106

Net Loss	(42,981)	(36,106)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statement of Stockholders’ Equity (Deficit)
From March 31, 2014 to March 31, 2016
(Expressed in U.S. dollars)

			Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$

Balance as at March 31, 2014	30,000,000	30,000	(739)	29,261

Net loss for the year	–	–	(36,106)	(36,106)

Balance as at March 31, 2015	30,000,000	30,000	(36,845)	(6,845)

Net loss for the year	–	–	(42,981)	(42,981)

Balance as at March 31, 2016	30,000,000	30,000	(79,826)	(49,826)

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	For the year	For the year
	ended	ended
	March 31,	March 31,
	2016	2015
	$	$

Operating Activities

Net loss	(42,981)	(36,106)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral properties	5,000	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(3,000)	4,500

Net Cash Used In Operating Activities	(40,981)	(31,606)

Financing Activities

Proceeds of loan from related party	35,000	15,000

Net Cash Provided By Financing Activities	35,000	15,000

Decrease in Cash	(5,981)	(16,606)

Cash – Beginning of Period	7,655	24,261

Cash – End of Period	1,674	7,655

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2016, the Company has generated no revenues to date, and has an accumulated deficit of $79,826. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2016 and 2015, the Company had no cash equivalents.

d)	Long-Lived Assets

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in ASC 360 and determined that there was an impairment charge of $5,000 for the mineral property as at March 31, 2016.

Palayan Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

e)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets..Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2016 and 2015, the Company had no potentially dilutive shares.

f)	Income Taxes

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

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Financial Instruments

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

i)	Recent Accounting Pronouncements

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

On June 20, 2013, the Company acquired a claim in the Palayan Gold Mines, located in the Nueva Ecija province of the Philippines, for $5,000. During the year ended March 31, 2016, the Company recorded an impairment charge of $5,000 on the Palayan property.

4.	Related Party Transactions

As at March 31, 2016, the Company owed $50,000 (2015 - $15,000) to the President and Director of the Company. During the year ended March 31, 2016, the Company received $35,000 (2015 - $15,000) from the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On July 26, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Income Taxes

The Company has $74,826 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at March 31, 2016, the Company had no uncertain tax positions.

	March 31,	March 31,
	2016	2015
	$	$

Net loss before taxes	42,981	36,106
Statutory rate	34%	34%

Computed expected tax recovery	14,614	12,276
Permanent differences and other	(1,700)	–
Change in valuation allowance	(12,914)	(12,276)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2016 after applying enacted corporate income tax rates are as follows:

	2016	2015
	$	$

Net operating losses carried forward	25,441	12,527
Valuation allowance	(25,441)	(12,527)

Net deferred tax asset	–	–

7.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2016, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in Internal Control over financial reporting

During the quarter ended March 31, 2016 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one, and we currently have only one director.

Our current director and officers are as follows:

Name	Age	Position

Joel Dulatre Cortez	40	President and Director

Mark Christian Soo	30	Secretary and Treasurer

Siva Nadar	40	Vice President

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

Mark Christian Soo, Quezon City, the Republic of the Philippines

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

Siva Nadar, Vice President, Mumbai India

Mr. Nadar is a citizen of India and obtained a Masters in Commerce from Narsee Monjee College of Commerce and Economics in 2002. Since 2008, he has been a senior lender for Mitesh Financial Group, meeting with clients and reviewing their loan applications.

Mr Nadar has been a Vice President of our company since April 6, 2015

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

Summary Compensation Table

NonEquity
Name and	Year			Stock	Options	Incentive Plan	All Other
Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	March 31,	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Mr. Cortez,
President and	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Soo,
Secretary and	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Nadar
Vice President	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2016 the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner(1)	Ownership(2)	Class

Common Stock	Joel Dulatre Cortez (President and Director), 223	5,000,000	16.7%
	De La Cruz Road, Pasay, Metro Manila,
	Philippines
Common Stock	Mark Christian Soo (Secretary and Treasurer),	5,000,000	16.7%
	2551 Scout Rallos Avenue, Quezon City,
	Philippines
Common Stock	Siva Nadar, 23 SV Road, Mumbai India 40013	5,000,000	16.7%

Total		15,000,000	50%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

The shares issued to the officers were in consideration of their agreeing to take the initiative in developing and implementing the business plan of our company, including, among other things, providing the initial seed capital to allow our company to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration thus enabling our company to implement its business plan

The company paid the expenses in connection with a registration statement it filed in order to permit certain of the officers to sell their company shares.

Mr. Cortez has lent us $50,000, which loan is unsecured, non-interest bearing, and due on demand

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

We have engaged Sadler Gibb Certified Public Accountants, a professional corp., as our auditors since 2013. For fiscal years ended March 31, 2016, 2015 and 2014, total audit fees were $8,500, $7,000 and $nil, respectively. We made no other payments to our auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statement Schedules

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2.	Exhibits

Exhibit No	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Specimen Stock Certificate (1)

10.1	Assignment of Claim from Verdasco Enterprises, dated June 20, 2013

14	Code of Ethics (1)

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

(1)	Previously filed in Amendment to Registration Statement on Form S-1 (file no. 333-197542)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2016.

PALAYAN Resources Inc.

By /s/ Joel Cortez
Joel Cortez, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

	President (Principal Executive	June 27, 2016

Joel Cortez	Officer) and Director

	Secretary and Treasurer (Principal	June 27 , 2016

Mark Soo	Accounting and Financial Officer)