Form 10-Q
period 2016-06-30
Palayan Resources, Inc.
filed 2016-08-15
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

______________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes[X]      No[   ]

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
[X] Yes      [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 15, 2016 was 30,000,000.

Palayan Resources Inc.
June 30, 2016
(unaudited)

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	June 30,	March 31,
	2016	2016
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	11,174	1,674
Total Assets	11,174	1,674

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	6,998	1,500
Due to related party	65,000	50,000
Total Liabilities	71,998	51,500
Stockholders’ Equity (Deficit)
Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(90,824)	(79,826)
Total Stockholders’ Equity (Deficit)	(60,824)	(49,826)
Total Liabilities and Stockholders’ Equity (Deficit)	11,174	1,674

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	three months	three months
	ended June 30,	ended June 30,
	2016	2015
	$	$
Revenue		–
Operating Expenses
General and administrative	1,498	2,847
Professional fees	9,500	15,050
Total Operating Expenses	10,998	17,897
Net Loss	(10,998)	(17,897)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	three months	three months
	ended June 30,	ended June 30,
	2016	2015
	$	$
Operating Activities
Net loss	(10,998)	(17,897)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,498	6,500
Net Cash Used In Operating Activities	(5,500)	(11,397)
Financing Activities
Proceeds from related party loan	15,000	10,000
Net Cash Provided By Financing Activities	15,000	10,000
Increase (Decrease) in Cash	9,500	(1,397)
Cash – Beginning of Period	1,674	7,655
Cash – End of Period	11,174	6,258

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Palayan Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2013 and is a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The Company holds a claim in the Palayan Gold Mine in Nueva Ecija, Philippines and is in the process of exploring these claims, as well as raising additional capital for future acquisitions. During the year ended March 31, 2016, the Company recorded a full impairment charge on the carrying value of the property.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2016, the Company has generated no revenues to date, and has an accumulated deficit of $90,824. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2016 and March 31, 2016, the Company had no cash equivalents

e)	Mineral Property Costs

The Company, since its formation on July 26, 2013 and has not yet realized any revenues from its planned operations. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2016 and March 31, 2016, the Company had no potentially dilutive shares.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not The Company has adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2016 and March 31, 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at June 30, 2016, the Company owed $65,000 (March 31, 2016 - $50,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2016, the Company received $15,000 (June 30, 2015 - $10,000) from the President and Director of the Company.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

0

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $11,174 as at June 30, 2016 we will be required to raise approximately $51,245 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) conduct our planned exploration activities ($19,319). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to June 30, 2016, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended June 30, 2016, our total expenses were $10,998 compared to $17,897 during the three months ended June 30, 2015. The decrease was due to $5,550 of additional professional fees incurred in the prior year, including $4,050 of legal fees and $1,500 of audit fees, and additional transfer agent and filing fees of $1,349 incurred in the prior year for press releases and news releases.

Net Loss

During the three months ended June 30, 2016, we incurred a net loss of $10,998 or $nil loss per share compared to a net loss of $17,897 and $nil loss per share for the three months ended June 30, 2015.

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

Liquidity and Capital Resources

At June 30, 2016, we had cash of $11,174 compared with cash of $1,674 at March 31, 2016. The increase in cash is due to the $15,000 of financing received from the President and Director of the Company for which the cash proceeds have not been entirely spent.

During the period ended June 30, 2016, we did not have any equity transactions.

Cash Flows

Cash from Operating Activities

During the three months ended June 30, 2016, we used cash of $5,500 for operating activities compared to $11,397 during the three months ended June 30, 2015. The decrease in the use of cash for operating activities is due to the timing difference between the receipt of cash from financing activities and the payment of outstanding obligations as they come due.

Cash from Investing Activities

During the three months ended June 30, 2016 and 2015, we did not have any investing activities.

Cash from Financing Activities

During the three months ended June 30, 2016, we received cash of $15,000 from the President and Director of the Company compared to $10,000 received from the President and Director of the Company during the three months ended June 30, 2015. All proceeds received from the President and Director of the Company are unsecured, non-interest bearing, and due on demand.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $60,824. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. During the year ended March 31, 2016, we recognized a full impairment of our capitalized mineral property costs.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2016.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2016.

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

PALAYAN RESOURCES, INC.

Date: August 15, 2016	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

August 15, 2016	By:	/s/ Mark Christian Soo

Mark Christian Soo
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)