Form 10-Q/A
period 2016-06-30
Palayan Resources, Inc.
filed 2016-08-18
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO 1
TO FORM 10-Q

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

Explanatory Note

This Amendment No. 1 to the issuer’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is being filed for the sole purpose of filing Exhibit 101 hereto.

Item 6.	Exhibits

Exhibit
Number	Ref	Description of Document

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	**	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

* Previously filed

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALAYAN RESOURCES, INC.

Date:	August 18, 2016	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

	August 18, 2016	By:	/s/ Mark Christian Soo

Mark Christian Soo

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)