Form 10-Q
period 2016-09-30
Palayan Resources, Inc.
filed 2016-11-10
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2016

or

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
[X] Yes       [   ] No

       The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 10, 2016 was 30,000,000.

Item 1. Financial Statements

Palayan Resources Inc.
September 30, 2016
(unaudited)

Palayan Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	September 30,	March 31,
	2016	2016
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	7,535	1,674
Total Assets	7,535	1,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	910	1,500
Due to related party	75,000	50,000
Total Liabilities	75,910	51,500
Stockholders’ Equity (Deficit)
Common Stock
Authorized: 75,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(98,375)	(79,826)
Total Stockholders’ Deficit	(68,375)	(49,826)
Total Liabilities and Stockholders’ Deficit	7,535	1,674

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	$	$	$	$
Revenue	–	–
Operating Expenses
General and administrative	2,551	3,909	4,049	6,756
Professional fees	5,000	3,500	14,500	18,550
Total Operating Expenses	7,551	7,409	18,549	25,306
Net Loss	(7,551)	(7,409)	(18,549)	(25,306)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	six months	six months
	ended	ended
	September 30,	September 30,
	2016	2015
	$	$
Operating Activities
Net loss	(18,549)	(25,306)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(590)	(1,500)
Net Cash Used In Operating Activities	(19,139)	(26,806)
Financing Activities
Proceeds from related party loan	25,000	25,000
Net Cash Provided By Financing Activities	25,000	25,000
Increase (Decrease) in Cash	5,861	(1,806)
Cash – Beginning of Period	1,674	7,655
Cash – End of Period	7,535	5,849

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2016, the Company has generated no revenues to date, and has an accumulated deficit of $98,375. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Interim Condensed Financial Statements

These interim unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2016 and March 31, 2016, the Company had no cash equivalents

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2016 and 2015, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at September 30, 2016, the Company owed $75,000 (March 31, 2016 - $50,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the six months ended September 30, 2016, the Company received $25,000 (September 30, 2015 - $25,000) from the President and Director of the Company.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2016.

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

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $7,535 as at September 30, 2016 we will be required to raise approximately $54,884 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) conduct our planned exploration activities ($19,319). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to September 30, 2016, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended September 30, 2016, our total expenses were $7,551 compared to $7,409 during the three months ended September 30, 2015. Overall, there was no significant change in our operations and objectives, and our overall operating expenditures were consistent on a year-to-year basis.

During the six months ended September 30, 2016, we incurred total expenses of $18,549 compared to $25,306 during the six months ended September 30, 2016. The decrease was due to $4,050 of additional professional fees incurred in the prior year for additional legal fees, and additional transfer agent and filing fees of $2,707 incurred in the prior year for press releases and news releases.

Net Loss

During the three months ended September 30, 2016, we incurred a net loss of $7,551 or $nil loss per share compared to a net loss of $7,409 or $nil loss per share for the three months ended September 30, 2015.

During the six months ended September 30, 2016, we incurred a net loss of $18,549 or $nil loss per share compared to a net loss of $25,306 or $nil loss per share for the six months ended September 30, 2015.

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

Liquidity and Capital Resources

At September 30, 2016, we had cash of $7,535 compared with cash of $1,674 at March 31, 2016. The increase in cash is due to the $25,000 of financing received from the President and Director of the Company for which the cash proceeds have not been entirely spent.

During the period ended September 30, 2016, we did not have any equity transactions.

Cash Flows

Cash from Operating Activities

During the six months ended September 30, 2016, we used cash of $19,139 for operating activities compared to $26,806 during the six months ended September 30, 2015. The decrease in the use of cash for operating activities is due to the timing difference between the receipt of cash from financing activities and the payment of outstanding obligations as they come due.

Cash from Investing Activities

During the six months ended September 30, 2016 and 2015, we did not have any investing activities.

Cash from Financing Activities

During the six months ended September 30, 2016, we received cash of $25,000 from the President and Director of the Company for day-to-day operations which was consistent with the same amount received during the six months ended September 30, 2015. All proceeds received from the President and Director of the Company are unsecured, non-interest bearing, and due on demand.

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

The financial statements as of and for the six months ended September 30, 2016 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $98,375. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2016.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2016.

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

PALAYAN RESOURCES, INC.

Date:	November 10, 2016	By:	/s/ Joel Dulatre Cortez
Joel Dulatre Cortez
President
(Principal Executive Officer)

	November 10, 2016	By:	/s/ Mark Christian Soo
Mark Christian Soo
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)