Form 10-K
period 2017-03-31
Palayan Resources, Inc.
filed 2017-06-30
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

+(63) (914) 269 9345
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
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]       No [   ]

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
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes[X]        No [   ]

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

As of June 28, 2017: 30,000,000 common shares

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

From our inception on July 26, 2013 through March 31, 2017, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share.

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

  keeping our costs low;
  relying on the strength of our management’s contacts; and
  using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

We incurred a net loss for the year ended March 31, 2017 and we expect to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We are in the exploration stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2017, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

  Caraballo Formation
  Pantabangan Formation
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

The first phase would consist of

  Aerial photography to locate structures and understand the topography;
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

Budget

The proposed budget for the recommended work is PHP 840,327 (approximately $19,319) as follows (in order of priority)

Operations	Cost (PHP)	Estimated Timeframe
Phase I
Geological Mapping	256,851	3 to 5 weeks from beginning of operation
Geophysical Surveying	130,500	5 to 6 weeks from beginning of operation
Phase II
Geochemical surveying and surface sampling (includes sample collection and assaying)	452,576	3 to 4 months from beginning of operation
Total of Phases I &II	840,327

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

Working Capital

	March 31,	March 31,
	2017	2016
	$	$
Current Assets	8,276	1,674
Current Liabilities	85,000	51,500
Working Capital Deficit	(76,724)	(49,826)

Cash Flows

	Year ended March 31,	Year ended March 31,
	2017	2016
	$	$
Cash Flows used in Operating Activities	(28,398)	(40,981)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	35,000	35,000
Net increase (decrease) in Cash During Period	6,602	(5,981)

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

To implement further exploration work on the Palayan Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Palayan Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. On March 31, 2017, we had working capital deficit of $76,724. On March 31, 2017, we had cash on hand of approximately $8,276. Our future financial success will be dependent on the success of the exploration work on the Palayan Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

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

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses(2)	12 months	26,000
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	1,500
Exploration expenses(3)	12 months	19,319
Geological Mapping	6 Months	5,908
Geophysical Surveying	6 Months	3,002
Geochemical Surveying and Surface Sampling (includes sample collection, assaying and testing)	9 months	10,409
Transfer Agent	12 months	1,500
Salaries and consulting fees	12 months	Nil
Total		49,919

(1)	Budget Items are listed in order of priority.

(2)	Includes $8,500 for legal fees and $17,500 for accounting and auditing.

(3)	For Phase I and Phase II of the recommended exploration program.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $8,276 as at March 31, 2017, we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing. As at the date of this report, we have sufficient cash on hand to renew of mineral exploration permit and to complete the registration of the securities pursuant to this report, and to sustain our subsequent continuous reporting requirements for a six-month period hereafter.

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

Results of Operations

For the years ended March 31, 2017 and 2016

Lack of Revenues

We have limited operational history. From our inception on July 26, 2013 (date of inception) to March 31, 2017, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the year ended March 31, 2017, we incurred operating expenses of $26,898 comprised of $20,500 of professional fees relating to legal, accounting, and audit fees with respect to our SEC filings, and $6,398 for general and administrative costs. During the year ended March 31, 2016, we incurred operating expenses of $42,981 including $28,550 for professional fees relating to legal, accounting, and audit fees with respect to the SEC registration and reporting filings, $5,000 for the impairment of our acquisition costs of our mineral property, and $9,431 of general and administrative costs. The decrease in overall operating expenditures is due to the fact that the Company had limited operations during the year.

Net Loss

During the year ended March 31, 2017, we incurred a net loss of $26,898 or $nil per share compared with $42,981and $nil per share for the year ended March 31, 2016.

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

Balance Sheets

At March 31, 2017, we had cash and total assets of $8,276 compared with cash and total assets of $1,674 as of March 31, 2016. The increase in cash and total assets is due to the fact that the Company has raised cash from financing activities and are conserving the remaining cash balance until further direction of the Company’s direction is finalized.

During the years ended March 31, 2017 and 2016, we did not have any capital transactions.

Cash Flows

Operating Activities

During the year ended March 31, 2017, we used cash of $28,398 for operating activities compared with $40,981 during the year ended March 31, 2016. The decrease in the cash used for operating activities is due to the fact that management is conserving the remaining cash left within the Company.

Investing Activities

During the years ended March 31, 2017 and 2016, we did not have any investing activities.

Financing Activities

During the years ended March 31, 2017 and 2016, we received $35,000 of financing from the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

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

Critical Accounting Policies

Set forth below are critical of our important accounting policies. For a full explanation of these and other of our important accounting policies, see Note 2 to Notes to the Financial Statements below.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $106,724. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Long-Lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with A 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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
March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Palayan Resources, Inc.

We have audited the accompanying balance sheets of Palayan Resources, Inc. (“the Company”) as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palayan Resources, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
June 29, 2017

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2017	2016
	$	$

ASSETS

Current Assets

Cash	8,276	1,674

Total Assets	8,276	1,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	–	1,500
Due to related party	85,000	50,000

Total Liabilities	85,000	51,500

Stockholders’ Deficit

Common Stock
Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(106,724)	(79,826)

Total Stockholders’ Deficit	(76,724)	(49,826)

Total Liabilities and Stockholders’ Deficit	8,276	1,674

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2017	2016
	$	$

Revenue	–	–

Operating Expenses

General and administrative	6,398	9,431
Impairment of mineral properties	–	5,000
Professional fees	20,500	28,550

Total Operating Expenses	26,898	42,981

Net Loss	(26,898)	(42,981)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statement of Stockholders’ Deficit
From March 31, 2015 to March 31, 2017
(Expressed in U.S. dollars)

			Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$

Balance as at March 31, 2015	30,000,000	30,000	(36,845)	(6,845)

Net loss for the year	–	–	(42,981)	(42,981)

Balance as at March 31, 2016	30,000,000	30,000	(79,826)	(49,826)

Net loss for the year	–	–	(26,898)	(26,898)

Balance as at March 31, 2017	30,000,000	30,000	(106,724)	(76,724)

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2017	2016
	$	$

Operating Activities

Net loss	(26,898)	(42,981)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral properties	–	5,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(1,500)	(3,000)

Net Cash Used In Operating Activities	(28,398)	(40,981)

Financing Activities

Proceeds of loan from related party	35,000	35,000

Net Cash Provided By Financing Activities	35,000	35,000

Change in Cash	6,602	(5,981)

Cash – Beginning of Period	1,674	7,655

Cash – End of Period	8,276	1,674

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2017, the Company has generated no revenues to date, and has an accumulated deficit of $106,724. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2017 and 2016, the Company had no cash equivalents.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2017 and 2016, the Company had no potentially dilutive shares.

	g)	Long-Lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with A 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at March 31, 2017, the Company owed $85,000 (2016 - $50,000) to the President and Director of the Company. During the year ended March 31, 2017, the Company received $35,000 (2016 - $35,000) from the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.	Income Taxes

The Company has $101,724 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at March 31, 2017, the Company had no uncertain tax positions.

	March 31,	March 31,
	2017	2016
	$	$

Net loss before taxes	26,898	42,981
Statutory rate	34%	34%

Computed expected tax recovery	9,145	14,614
Permanent differences and other	–	(1,700)
Change in valuation allowance	(9,145)	(12,914)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2017 after applying enacted corporate income tax rates are as follows:

	2017	2016
	$	$

Net operating losses carried forward	34,586	25,441
Valuation allowance	(34,586)	(25,441)

Net deferred tax asset	–	–

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2017.

Management's Report on Internal Control over Financial Reporting

            Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2017, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in Internal Control over financial reporting

            During the year ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Item 9B.     Other Information

None

PART III

Item 10.      Directors, Executive Officers and Corporate Governance Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one, and we currently have only one director.

Our current director and officers are as follows:

Name	Age	Position

Joel Dulatre Cortez	41	President and Director

Mark Christian Soo	31	Secretary and Treasurer

Siva Nadar	41	Vice President

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;
  the opportunity is within the corporation’s line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Item 11.      Executive Compensation

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

Summary Compensation Table

NonEquity
Name and	Year			Stock	Options	Incentive Plan	All Other
Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	March 31,	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Mr. Cortez, President and Director	2015 2016 2017	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Mr. Soo, Secretary and Treasurer	2015 2016 2017	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Mr. Nadar, Vice President	2016 2017	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2017 the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner(1)	Ownership(2)	Class

Common Stock	Joel Dulatre Cortez (President and Director), 223 De La Cruz Road, Pasay, Metro Manila, Philippines	10,000,000	33.3%
Common Stock	Mark Christian Soo (Secretary and Treasurer), 2551 Scout Rallos Avenue, Quezon City, Philippines	5,000,000	16.7%
Total		15,000,000	50%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Item 13.      Certain Relationships and Related Transactions Relationships

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

As of the date of this report, there have been 15,000,000 shares issued to Mr. Cortez (10,000,000), director and president, and Mr. Soo (5,000,000), secretary and treasurer, at the price of $0.001 per share, for an aggregate consideration of $15,000.

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

Mr. Cortez has lent us $85,000, which loan is unsecured, non-interest bearing, and due on demand

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

Item 14.      Principal Accounting Fees and Services

        We have engaged Sadler Gibb Certified Public Accountants, a professional corp., as our auditors since 2013.  For fiscal years ended March 31, 2017, 2016 and 2015, total audit fees were $8,500, $8,500, $7,000, respectively.  We made no other payments to our auditors.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

1.        Financial Statement Schedules

          Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2.        Exhibits

Exhibit No	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Specimen Stock Certificate (1)

10.1	Assignment of Claim from Verdasco Enterprises, dated June 20, 2013 (1)

14	Code of Ethics (1)

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

(1)	Previously filed in Amendment to Registration Statement on Form S-1 (file no. 333-197542)

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2017.

PALAYAN Resources Inc.

By /s/ Joel Cortez

Joel Cortez, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Joel Cortez	President (Principal Executive	June 29, 2017

Joel Cortez	Officer) and Director

/s/ Mark Soo	Secretary and Treasurer (Principal	June 29, 2017

Mark Soo	Accounting and Financial Officer)