Form 10-Q
period 2017-06-30
Palayan Resources, Inc.
filed 2017-08-18
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

or

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
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes        [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 14, 2017 was 30,000,000.

Item 1.     Financial Statements

Palayan Resources Inc.
June 30, 2017
(unaudited)

Palayan Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	June 30,	March 31,
	2017	2017
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	2,770	8,276

Total Assets	2,770	8,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	5,624	–
Due to related party	85,000	85,000

Total Liabilities	90,624	85,000

Stockholders’ Equity (Deficit)

Common Stock
Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(117,854)	(106,724)

Total Stockholders’ Equity (Deficit)	(87,854)	(76,724)

Total Liabilities and Stockholders’ Equity (Deficit)	2,770	8,276

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	three months	three months
	ended June 30,	ended June 30,
	2017	2016
	$	$

Revenue	–	–

Operating Expenses

General and administrative	1,489	1,498
Professional fees	9,641	9,500

Total Operating Expenses	11,130	10,998

Net Loss	(11,130)	(10,998)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	three months	three months
	ended June 30,	ended June 30,
	2017	2016
	$	$

Operating Activities

Net loss	(11,130)	(10,998)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	5,624	5,498

Net Cash Used In Operating Activities	(5,506)	(5,500)

Financing Activities

Proceeds from related party loan	–	15,000

Net Cash Provided By Financing Activities	–	15,000

Increase (Decrease) in Cash	(5,506)	9,500

Cash – Beginning of Period	8,276	1,674

Cash – End of Period	2,770	11,174

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, the Company has generated no revenues to date, and has an accumulated deficit of $117,854. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These interim condensed unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2017 and March 31, 2017, the Company had no cash equivalents

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2017 and 2016, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at June 30, 2017, the Company owed $85,000 (March 31, 2017 - $85,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2017, the Company received $nil (June 30, 2016 - $15,000) from the President and Director of the Company.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2017.

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

Liquidity and Capital Resources

Since inception we have raised capital through private placements of common stock aggregating $30,000 to our shareholders.

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this Prospectus. Including this exploration work and costs of this offering, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses(2)	12 months	23,500
General and administrative expenses(4)	12 months	1,500
Exploration expenses(3)	12 months	17,000
Geological Mapping	12 Months	5,000
Geophysical Surveying	12 Months	3,000
Geochemical Surveying and Surface Sampling (includes sample collection, assaying, and testing)	12 months	9,000
Transfer Agent	12 months	1,500

Total		45,100

(1)	Budget Items are listed in order of priority.
(2)	Includes $10,000 legal fees and $13,500 for accounting and auditing.
(3)	For Phase I and Phase II of the recommended exploration program.
(4)	Represents printing and marketing expenses and miscellaneous costs in the aggregate of $1,500 related to this offering are included here.

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $2,770 as at June 30, 2017, we will be required to raise approximately $42,330 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) conduct our planned exploration activities ($17,000). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We will need to raise additional capital, either through a private placement of our securities or through loans from our President, in order to fund the planned exploration costs to our property. To date, we have not received any financing commitments to commit to our mineral property, and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to June 30, 2017, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the three months ended June 30, 2017, we incurred total expenses of $11,130 compared to $10,998 during the three months ended June 30, 2016. Overall, there was no significant changes in our operations as we had limited cash flows and only incurred day-to-day operating costs as we continue to search for financing to further our mineral property.

Net Loss

During the three months ended June 30, 2017, we incurred a net loss of $11,130 or $nil loss per share compared to a net loss of $10,998, or $nil loss per share for the three months ended June 30, 2016.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on our Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I and Phase II work on our Gold Claim are approximately $17,000. We will have to raise additional funds within the next 12 months in order to satisfy our ongoing cash requirements and finance work on the Palayan Gold Claim. If we are unable to raise additional funds within the next 12 months, we will need to delay further exploration work on the Palayan Gold Claim.

Liquidity and Capital Resources

At June 30, 2017, we had cash and total assets of $2,770 compared with cash of $8,276 at March 31, 2017. The decrease in cash is due to the use of the cash for operating activities as we does not have any cash flows from operating activities and did not receive any new financing from the President and Director of our Company.

At July 31, 2017, we had liabilities of $90,624 compared to liabilities of $85,000 at March 31, 2017. The increase in liabilities is due to an increase in accounts payable and accrued liabilities of $5,624 due to timing differences between the receipt and payment of outstanding obligations as they become due.

During the period ended June 30, 2017, we did not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the three months ended June 30, 2017, we used cash of $5,506 for operating activities compared to $5,500 during the three months ended June 30, 2016. Overall, there was no significant change in our operating activities and we only incurred cash for day-to-day operating expenses.

Cash from Investing Activities

During the three months ended June 30, 2017 and 2016, we did not have any investing activities.

Cash from Financing Activities

During the three months ended June 30, 2017, we did not have any financing activities compared to cash received of $15,000 during the three months ended June 30, 2016 which was funding received from our President and Director, which is unsecured, non-interest bearing, and due on demand.

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

The financial statements as of and for the three months ended June 30, 2017 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $117,854. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2017.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2017.

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

PALAYAN RESOURCES, INC.

Date:	August 18, 2017	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

	August 18, 2017	By:	/s/ Mark Christian Soo

Mark Christian Soo

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)