Form 10-Q
period 2017-09-30
Palayan Resources, Inc.
filed 2017-11-14
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017

or

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
[X] Yes        [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 13, 2017 was 30,000,000.

Item 1.      Financial Statements

Palayan Resources Inc.
September 30, 2017
(unaudited)

Palayan Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2017	2017
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	2,062	8,276

Total Assets	2,062	8,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Due to related party	95,000	85,000

Total Liabilities	95,000	85,000

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(122,938)	(106,724)

Total Stockholders’ Equity (Deficit)	(92,938)	(76,724)

Total Liabilities and Stockholders’ Equity (Deficit)	2,062	8,276

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	2,084	2,551	3,573	4,049

Professional fees	3,000	5,000	12,641	14,500

Total Operating Expenses	5,084	7,551	16,214	18,549

Net Loss	(5,084)	(7,551)	(16,214)	(18,549)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	six months	six months
	ended	ended
	September 30,	September 30,
	2017	2016
	$	$

Operating Activities

Net loss for the period	(16,214)	(18,549)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	–	(590)

Net Cash Used In Operating Activities	(16,214)	(19,139)

Financing Activities

Proceeds from related party loan	10,000	25,000

Net Cash Provided By Financing Activities	10,000	25,000

Increase (Decrease) in Cash	(6,214)	5,861

Cash – Beginning of Period	8,276	1,674

Cash – End of Period	2,062	7,535

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Notes to the Condensed Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Palayan Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2013 and is a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The Company holds a claim in the Palayan Gold Mine in Nueva Ecija, Philippines and is in the process of exploring the claim, as well as raising additional capital for future acquisitions.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2017, the Company has generated no revenues to date, and has an accumulated deficit of $122,938. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2017 and March 31, 2017, the Company had no cash equivalents.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2017 and 2016, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As at September 30, 2017, the Company owed $95,000 (March 31, 2017 - $85,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2017, the Company received $10,000 (September 30, 2016 - $25,000) from the President and Director of the Company.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2017.

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

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $2,062 as at September 30, 2017, we will be required to raise approximately $43,038 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) conduct our planned exploration activities ($17,000). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We will need to raise additional capital, either through a private placement of our securities or through loans from our President, in order to fund the planned exploration costs to our property. To date, we have not received any financing commitments to commit to our mineral property, and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to September 30, 2017, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

Three months ended September 30, 2017 and 2016

During the three months ended September 30, 2017, we incurred total expenses of $5,084 compared to $7,551 during the three months ended September 30, 2016. The decrease in operating expense was due to a decline in professional fees of $2,000 as the Company does more independent work with respect of its SEC filings rather than using the services of a legal firm, and $467 decrease in general and administrative expense as we had minimal cash flows and are trying to preserve our remaining cash flows.

Six months ended September 30, 2017 and 2016

During the six months ended September 30, 2017, we incurred total expenses of $16,214 compared to total expenses of $18,549 during the six months ended September 30, 2016. Overall, we decreased professional fees of $1,859 by minimizing the amount of work done by a legal firm for our SEC filings, as well as a decrease in general and operating expenses of $476 due to our efforts to conserve cash.

Net Loss

During the three and six months ended September 30, 2017, we incurred a net loss of $5,084 and $16,214 respectively, compared to net losses of $7,551 and $18,549 for the three and six months ended September 30, 2016 respectively. For each of the three and six month periods ended September 30, 2017 and 2016, we incurred a net loss per share of $0.00.

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

Liquidity and Capital Resources

At September 30, 2017, we had cash and total assets of $2,062 compared with cash of $8,276 at March 31, 2017. The decrease in cash is due to the use of the cash for operating activities.

At September 30, 2017, we had liabilities of $95,000 compared to liabilities of $85,000 at March 31, 2017. The increase in liabilities is due to additional funding of $10,000 received from our President and Director during the current period.

During the six months ended September 30, 2017, we did not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the six months ended September 30, 2017, we used cash of $16,214 for operating activities compared to $19,139 during the six months ended September 30, 2016. The decrease in cash used for operating activities is due to lower activity in the current year compared to prior year.

Cash from Investing Activities

During the six months ended September 30, 2017 and 2016, we did not have any investing activities.

Cash from Financing Activities

During the six months ended September 30, 2017, we received $10,000 from our President and Director as compared to $25,000 received from our President and Director during the six months ended September 30, 2016. The amounts owed to our President and Director is unsecured, non-interest bearing, and due on demand.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term.

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

The financial statements as of and for the six months ended September 30, 2017 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $122,938. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2017.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2017.

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

PALAYAN RESOURCES, INC.

Date:	November 13, 2017	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

	November 13, 2017	By:	/s/ Mark Christian Soo

Mark Christian Soo

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)