Form 10-Q
period 2017-12-31
Palayan Resources, Inc.
filed 2018-02-14
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2017

or

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

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes [   ] No

     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 1, 2018 was 30,000,000.

Item 1.	Financial Statements

Palayan Resources Inc.
December 31, 2017
(unaudited)

Palayan Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	December 31,	March 31,
	2017	2017
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	4,646	8,276
Total Assets	4,646	8,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Due to related party	117,000	85,000
Total Liabilities	117,000	85,000
Stockholders’ Deficit
Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(142,354)	(106,724)
Total Stockholders’ Deficit	(112,354)	(76,724)
Total Liabilities and Stockholders’ Deficit	4,646	8,276

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
	$	$	$	$
Revenue	–	–	–	–
Operating Expenses
General and administrative	13,205	1,160	16,778	5,209
Professional fees	6,211	3,000	18,852	17,500
Total Operating Expenses	19,416	4,160	35,630	22,709
Net Loss	(19,416)	(4,160)	(35,630)	(22,709)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	December 31,	December 31,
	2017	2016
	$	$
Operating Activities
Net loss for the period	(35,630)	(22,709)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	–	(1,500)
Net Cash Used In Operating Activities	(35,630)	(24,209)
Financing Activities
Proceeds from related party loan	32,000	25,000
Net Cash Provided By Financing Activities	32,000	25,000
Increase (Decrease) in Cash	(3,630)	791
Cash – Beginning of Period	8,276	1,674
Cash – End of Period	4,646	2,465

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2017, the Company has generated no revenues to date, and has an accumulated deficit of $142,354. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2017, the Company had no potentially dilutive shares.

Palayan Resources Inc.
Notes to the Condensed Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Financial Instruments

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

	f)	Recent Accounting Pronouncements

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

As at December 31, 2017, the Company owed $117,000 (March 31, 2017 - $85,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2017, the Company received $32,000 (December 31, 2016 - $25,000) from the President and Director of the Company.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2017.

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

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this Prospectus. Including this exploration work and costs of this offering, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses(2)	12 months	23,500
General and administrative expenses(4)	12 months	1,500
Exploration expenses(3)	12 months	17,000
Geological Mapping	12 Months	5,000
Geophysical Surveying	12 Months	3,000
Geochemical Surveying and Surface Sampling	12 months	9,000
(includes sample collection, assaying, and testing)
Transfer Agent	12 months	1,500

Total		45,100

(1)	Budget Items are listed in order of priority.
(2)	Includes $10,000 legal fees and $13,500 for accounting and auditing.
(3)	For Phase I and Phase II of the recommended exploration program.
(4)	Represents printing and marketing expenses and miscellaneous costs in the aggregate of $1,500 related to this offering are included here.

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $4,646 as at December 31, 2017, we will be required to raise approximately $40,454 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) conduct our planned exploration activities ($17,000). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We will need to raise additional capital, either through a private placement of our securities or through loans from our President, in order to fund the planned exploration costs to our property. To date, we have not received any financing commitments to commit to our mineral property, and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to December 31, 2017, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

Three months ended December 31, 2017 and 2016

During the three months ended December 31, 2017, we incurred total expenses of $19,416 compared to $4,160 during the three months ended December 31, 2016. The increase in operating expense was due to an increase of $12,045 for general and administrative expense due to costs incurred for the Company to obtain DTC eligibility status during the current period, as well as an increase of $3,211 in professional fees relating to accounting and audit costs relating to the Company’s SEC filing requirements.

Nine months ended December 31, 2017 and 2016

During the nine months ended December 31, 2017, we incurred total expenses of $35,630 compared to total expenses of $22,709 during the nine months ended December 31, 2016. Overall, there was a $11,569 increase in general and administrative expense relating to cost incurred to obtain DTC eligibility status as well as a $1,352 increase in professional fees for additional accounting and audit fees incurred.

Net Loss

During the three and nine months ended December 31, 2017, we incurred a net loss of $19,416 and $35,630 respectively, compared to net losses of $4,160 and $22,709 for the three and nine months ended December 31, 2016 respectively. For each of the three and nine month periods ended December 31, 2017 and 2016, we incurred a net loss per share of $0.00.

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

Liquidity and Capital Resources

At December 31, 2017, we had cash and total assets of $4,646 compared with cash of $8,276 at March 31, 2017. The decrease in cash is due to the use of the cash for operating activities.

At December 31, 2017, we had liabilities of $117,000 compared to liabilities of $85,000 at March 31, 2017. The increase in liabilities is due to additional funding of $32,000 received from our President and Director during the current year.

During the nine months ended December 31, 2017, we did not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the nine months ended December 31, 2017, we used cash of $35,630 for operating activities compared to $24,209 during the nine months ended December 31, 2016. The increase in cash used for operating activities is due to an increase in proceeds received from the President and Director of the Company in the current year compared to the prior year for funding the day-to-day transactions of the Company.

Cash from Investing Activities

During the nine months ended December 31, 2017 and 2016, we did not have any investing activities.

Cash from Financing Activities

During the nine months ended December 31, 2017, we received $32,000 from our President and Director as compared to $25,000 received from our President and Director during the nine months ended December 31, 2016. The amounts owed to our President and Director is unsecured, non-interest bearing, and due on demand.

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

The financial statements as of and for the three and nine months ended December 31, 2017 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $142,354. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2017.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2017.

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

PALAYAN RESOURCES, INC.

Date:	February 5, 2018	By:	/s/ Joel Dulatre Cortez
Joel Dulatre Cortez
President
(Principal Executive Officer)

	February 5, 2018	By:	/s/ Mark Christian Soo
Mark Christian Soo
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)