Form 10-K
period 2018-03-31
Palayan Resources, Inc.
filed 2018-07-02
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

As of the date of filing on June 29, 2018: 30,000,000 common shares

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

We have no subsidiaries.

We are a start-up, exploration stage company. We have purchased a 100% interest in an 8 unit claim block (the “Palayan Gold Claim”) containing approximately 82.7 hectares that is recorded with the Nueva Ecija provincial office of the Department of the Environment and Natural Resources (Mines and Geosciences) of the Republic of the Philippines. The Palayan Gold Claim was assigned to us on June 20, 2013 from Verdasco Enterprises for the sum of $5,000. However, we do not currently have the necessary funds to undertake exploration of this property and will need to raise capital in order to do so. If we cannot, we may have to go out of business. The proposed two phase exploration plan will cost approximately $16,800 (Approximately 880,000 Philippine Pesos (PHP). There has been no production to date. There are no full-time employees and management is able to spend only a small amount of time with respect to these affairs. Our company has no other assets.

From our inception on July 26, 2013 through March 31, 2018, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share.

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

We incurred a net loss for the year ended March 31, 2018 and we expect to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We are in the exploration stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2018, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Present Condition of the Property and Current State of Exploration

Our company is preparing to conduct Phase 1 exploration work on the Palayan Gold Claim, once sufficient cash is raised to support the exploration work.

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

Budget

The proposed budget for the recommended work is PHP 880,000 (approximately $16,800) as follows (in order of priority)

Operations	Cost (PHP)	Estimated Timeframe
Phase I
Geological Mapping	275,000	3 to 5 weeks from beginning of operation
Geophysical Surveying	130,000	5 to 6 weeks from beginning of operation

Phase II
Geochemical surveying and surface sampling (includes sample collection and assaying)	475,000	3 to 4 months from beginning of operation

Total of Phases I &II	880,000

We currently do not have the necessary funding to complete both phases above. We believe that sufficient funding will be available from additional borrowings and private placements to meet our business bjectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business operation, or if obtained, upon terms favorable to us.

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

Hydrothermal

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

Working Capital

	M
	March 31,	March 31,
	2018	2017
	$	$
Current Assets	1,918	8,276
Current Liabilities	118,500	85,000
Working Capital Deficit	(116,582)	(76,724)

Cash Flows

	Year ended March 31,	Year ended March 31,
	2018	2017
	$	$
Cash Flows used in Operating Activities	(38,358)	(28,398)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	32,000	35,000
Net increase (decrease) in Cash During Period	(6,358)	6,602

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

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

This discussion should be considered in conjunction with unaudited and audited financial statements of our company, which have been prepared in accordance with accounting principles generally accepted in the United States, and forward-looking statements contained here apply from this date and involve some risks and uncertainties. We are a start-up, pre-exploration stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have yet to undertake any exploration activity on our sole property --the Palayan Gold Claim. Our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future. Our plan is to explore the Palayan Gold Claim for gold; we want to proceed but the lack of sufficient cash is our limiting factor. The two phase exploration program will cost approximately $7,800 for Phase I and approximately $9,000 for Phase II. No revenues have yet been earned. We do not anticipate revenues until a commercially profitable product can be extracted and sold. As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some. If conditions are favorable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim. Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property. If that succeeds then we would again try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner. We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold or other minerals found on the Palayan Gold Claim.

Phase I of our exploration program consists only of geological mapping and geophysical surveying. In order to determine the prospects of the Palayan Gold Claim, we must complete both Phase I and Phase II of the exploration program. When the mapping and surveying contemplated by Phase I has been completed with satisfactory results, Phase II will be undertaken (subject to available funds.)

To implement further exploration work on the Palayan Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Palayan Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. As of March 31, 2018, we had working capital deficit of $116,582. On March 31, 2018, we had cash on hand of approximately $1,918. Our future financial success will be dependent on the success of the exploration work on the Palayan Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

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

Description	Estimated Completion Date (1)	Estimated Expenses ($)
License Renewal Fee		1,600
Legal and accounting fees and expenses(2)	12 months	16,600
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	2,500
Exploration expenses(3)	12 months	16,800
Transfer Agent	12 months	2,500
Total		40,000

(1) Budget Items are listed in order of priority.
(2) Includes $16,600 for accounting and auditing.
(3) For Phase I and Phase II of the recommended exploration program.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $1,918 as at March 31, 2018, we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing. As at the date of this report, we have sufficient cash on hand to renew of mineral exploration permit and to complete the registration of the securities pursuant to this report, and to sustain our subsequent continuous reporting requirements for a six-month period hereafter.

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

Results of Operations

For the years ended March 31, 2018 and 2017

Lack of Revenues

We have limited operational history. From our inception on July 26, 2013 (date of inception) to March 31, 2018, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the year ended March 31, 2018, we incurred operating expenses of $39,858 comprised of $21,852 of professional fees relating to legal, accounting, and audit fees with respect to our SEC filings, and $18,006 for general and administrative costs which included $12,000 of transfer agent costs relating to obtaining our DTC eligibility status. During the year ended March 31, 2017, we incurred operating expenses of $26,898 including $20,500 for professional fees relating to legal, accounting, and audit fees with respect to the SEC registration and reporting filings, and $6,398 of general and administrative costs. The increase in overall operating expenditures was due to the costs incurred to obtain our DTC eligibility status.

Net Loss

During the year ended March 31, 2018, we incurred a net loss of $39,878 or $nil per share compared with $26,898 and $nil per share for the year ended March 31, 2017.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Palayan Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I and Phase II work on the Palayan Gold Claim are approximately $16,800. We will have to raise additional funds within the next 12 months in order to satisfy our ongoing cash requirements and finance work on the Palayan Gold Claim.

Balance Sheets

At March 31, 2018, we had cash and total assets of $1,918 compared with cash and total assets of $8,276 as of March 31, 2017. The decrease in cash and total assets is due to the fact that the Company has no cash from operating activities and is financed by cash funded by management which was received at a lower rate than operating expenditures incurred during the year.

During the years ended March 31, 2018 and 2017, we did not have any capital transactions.

Cash Flows

Operating Activities

During the year ended March 31, 2018, we used cash of $38,358 for operating activities compared with $28,398 during the year ended March 31, 2017. The increase in the cash used for operating activities is due to the fact that the Company incurred $12,000 of DTC eligibility costs as part of its normal operating costs during the current year.

Investing Activities

During the years ended March 31, 2018 and 2017, we did not have any investing activities.

Financing Activities

During the years ended March 31, 2018 and 2017, we received $32,000 and $35,000 of financing from the President of the Company, respectively. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $146,582. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Palayan Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Palayan Resources, Inc. (“the Company”) as of March 31, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenues to date, suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2014.

Salt Lake City, UT
June 29, 2018

Palayan Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2018	2017
	$	$

ASSETS
Current Assets
Cash	1,918	8,276
Total Assets	1,918	8,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	1,500	-
Due to related party	117,000	85,000
Total Liabilities	118,500	85,000
Stockholders’ Deficit
Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(146,582)	(106,724)
Total Stockholders’ Deficit	(116,582)	(76,724)
Total Liabilities and Stockholders’ Deficit	1,918	8,276

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2018	2017
	$	$
Revenue	–	–
Operating Expenses
General and administrative	18,006	6,398
Professional fees	21,852	20,500
Total Operating Expenses	39,858	26,898
Net Loss	(39,858)	(26,898)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Statement of Stockholders’ Deficit
(Expressed in U.S. dollars)

			Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$
Balance as at March 31, 2016	30,000,000	30,000	(79,826)	(49,826)
Net loss for the year	–	–	(26,898)	(26,898)
Balance as at March 31, 2017	30,000,000	30,000	(106,724)	(76,724)
Net loss for the year	–	–	(39,858)	(39,858)
Balance as at March 31, 2018	30,000,000	30,000	(146,582)	(116,582)

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2018	2017
	$	$
Operating Activities
Net loss for the year	(39,858)	(26,898)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,500	(1,500)
Net Cash Used In Operating Activities	(38,358)	(28,398)
Financing Activities
Proceeds from related party loan	32,000	35,000
Net Cash Provided By Financing Activities	32,000	35,000
Increase (Decrease) in Cash	(6,358)	6,602
Cash – Beginning of Period	8,276	1,674
Cash – End of Period	1,918	8,276

Supplemental disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2018, the Company has generated no revenues to date, and has an accumulated deficit of $146,582. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2018 and 2017, the Company had no cash equivalents.

d)	Mineral Property Costs

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2018 and 2017, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2018 and 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

PALAYAN RESOURCES INC.
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.	Related Party Transactions

As at March 31, 2018, the Company owed $117,000 (2017 - $85,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2018, the Company received $32,000 (2017 - $35,000) from the President and Director of the Company for financing of ongoing operations.

4.	Income Taxes

The Company has $141,582 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034.The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% in 2017 and 21% in 2018 to net loss before income taxes. As at March 31, 2018, the Company had no uncertain tax positions.

	March 31,	March 31,
	2018	2017
	$	$

Net loss before taxes	39,858	26,898
Statutory rate	30.8%	34%

Computed expected tax recovery	12,274	9,145
Change in enacted tax rates	(17,128)	–
Change in valuation allowance	4,854	(9,145)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2018 after applying enacted corporate income tax rates are as follows:

	2018	2017
	$	$

Net operating losses carried forward	29,732	34,586
Valuation allowance	(29,732)	(34,586)

Net deferred tax asset	–	–

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2018 as the Company lacks sufficient segregation of duties.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2018, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in Internal Control over financial reporting

During the year ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one, and we currently have only one director.

Our current director and officers are as follows:

Name	Age	Position
Joel Dulatre Cortez	42	President and Director
Mark Christian Soo	32	Secretary and Treasurer
Siva Nadar	42	Vice President

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

Summary Compensation Table

NonEquity
Name and	Year			Stock	Options	Incentive Plan	All Other
Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	March 31,	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)

Mr. Cortez, President and Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Soo, Secretary and Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Nadar, Vice President	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth, as of March 31, 2018 the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

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

Mr. Cortez has lent us $117,000, which loan is unsecured, non-interest bearing, and due on demand

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

We have engaged Sadler, Gibb & Associates, LLC, as our auditors since 2014. For fiscal years ended March 31, 2018 and 2017, total audit fees were $8,500 and 8,500, respectively. We made no other payments to our auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2018.

PALAYAN Resources Inc.

By /s/ Joel Cortez
Joel Cortez, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Joel Cortez	President (Principal Executive	June 29, 2018

Joel Cortez	Officer) and Director

/s/ Mark Soo	Secretary and Treasurer (Principal	June 29, 2018
Mark Soo	Accounting and Financial Officer)