Form 10-Q
period 2018-09-30
Palayan Resources, Inc.
filed 2018-11-14
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from    to     ).

Commission File Number: 000-55348

Palayan Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 De La Cruz Road, Pasay, Metro Manila,
Philippines
(Address of principal executive offices)	(Zip code)

(63)(914) 269 9345
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such iles). Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X] Yes     [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 7, 2018 was 30,000,000.

Item 1.	Financial Statements

Palayan Resources Inc.
September 30, 2018
(unaudited)

Palayan Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2018	2018
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	2,111	1,918
Total Assets	2,111	1,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	4,675	1,500
Due to related party	137,500	117,000
Total Liabilities	142,175	118,500
Stockholders’ Equity (Deficit)
Common Stock
Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(170,064)	(146,582)
Total Stockholders’ Equity (Deficit)	(140,064)	(116,582)
Total Liabilities and Stockholders’ Equity (Deficit)	2,111	1,918

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	$	$	$	$
Revenue	–	–	–	–
Operating Expenses
General and administrative	2,114	2,084	12,989	3,573
Professional fees	3,560	3,000	10,493	12,641
Total Operating Expenses	5,674	5,084	23,482	16,214
Net Loss	(5,674)	(5,084)	(23,482)	(16,214)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	six months	six months
	ended	ended
	September 30,	September 30,
	2018	2017
	$	$
Operating Activities
Net loss	(23,482)	(16,214)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,175	-
Net Cash Used In Operating Activities	(20,307)	(16,214)
Financing Activities
Proceeds from related party loan	20,500	10,000
Net Cash Provided By Financing Activities	20,500	10,000
Increase (Decrease) in Cash	193	(6,214)
Cash – Beginning of Period	1,918	8,276
Cash – End of Period	2,111	2,062

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2018, the Company has generated no revenues to date, and has an accumulated deficit of $170,064. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2018 and March 31, 2018, the Company had no potentially dilutive shares.

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

As at September 30, 2018, the Company owed $137,500 (March 31, 2018 - $117,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2018, the Company received $20,500 (2017 - $10,000) from the President and Director of the Company.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2018.

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

Since our initial share issuances, we have not raised additional cash, forcing us to rely in the future upon cash advances from our directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $2,111 as at September 30, 2018, we will be required to raise approximately $39,489 to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license ($1,600); (ii) conduct our planned exploration activities ($17,000). Based upon the amount of cash we have on hand and our priorities for expenditures, we do not have enough cash to commence any exploration of our Gold Claim, including Phase I of the exploration activities. We will need to raise additional capital, either through a private placement of our securities or through loans from our President, in order to fund the planned exploration costs to our property. To date, we have not received any financing commitments to commit to our mineral property, and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to September 30, 2018, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

Three months ended September 30, 2018 and 2017

During the three months ended September 30, 2018, we incurred total expenses of $5,674 compared to $5,084 during the three months ended September 30, 2017. The increase in operating expense was due to an increase of $30 for general and administrative expense and $560 for professional fees.

Six months ended September 30, 2018 and 2017

During the six months ended September 30, 2018, we incurred total expenses of $23,482 compared to $16,214 during the six months ended September 30, 2017. The increase in operating expense was due to an increase of $9,416 for general and administrative expense for costs incurred for DTC eligibility status offset by a decrease of $2,148 in professional fees due to lower legal costs as the Company had minimal operations during fiscal 2018.

Net Loss

During the six months ended September 30, 2018, we incurred a net loss of $23,482 compared to a net loss of $16,214 for the six months ended September 30, 2017. For the six months ended September 30, 2018 and 2017, the Company incurred a loss per share of $nil.

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

Liquidity and Capital Resources

At September 30, 2018, we had cash and total assets of $2,111 compared with cash and total assets of $1,918 at March 31, 2018. The increase in cash and total assets was due to an increase in cash as the Company received $20,500 of funding from the President and Director of the Company for day-to-day operations.

At September 30, 2018, we had liabilities of $142,175 compared to liabilities of $118,500 at March 31, 2018. The increase in liabilities is due to additional funding of $20,500 received from our President and Director during the current year, and $3,175 increase in accounts payable and accrued liabilities for unpaid professional fees incurred.

During the six months ended September 30, 2018, we did not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the six months ended September 30, 2018, we used cash of $20,307 for operating activities compared to $16,214 during the six months ended September 30, 2017. The increase in cash used for operating activities is due to costs incurred for DTC eligibility for $9,500.

Cash from Investing Activities

During the six months ended September 30, 2018 and 2017, we did not have any investing activities.

Cash from Financing Activities

During the six months ended September 30, 2018, we received $20,500 from our President and Director as compared to $10,000 during the six months ended September 30, 2017. The amounts owed to our President and Director is unsecured, non-interest bearing, and due on demand.

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

The financial statements as of and for the three and six months ended September 30, 2018 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $170,064. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2018.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2018.

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

PALAYAN RESOURCES, INC.

Date: November 14, 2018	By:	/s/ Joel Dulatre Cortez

Joel Dulatre Cortez
President
(Principal Executive Officer)

November 14, 2018	By:	/s/ Mark Christian Soo

Mark Christian Soo
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)