Form 10-Q
period 2018-12-31
Palayan Resources, Inc.
filed 2019-04-10
CIK 1612851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2018

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 5, 2019 was 30,000,000.

Item 1. Financial Statements

Palayan Resources Inc.

December 31, 2018

(unaudited)

Palayan Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	December 31, 2018 $ (unaudited)	March 31, 2018 $
ASSETS
Current Assets
Cash	2,111	1,918
Total Assets	2,111	1,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	2,677	1,500
Due to related party	144,175	117,000
Total Liabilities	146,852	118,500

Stockholders’ Deficit
Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(174,741)	(146,582)
Total Stockholders’ Deficit	(144,741)	(116,582)

Total Liabilities and Stockholders’ Deficit	2,111	1,918

Palayan Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended December 31, 2018 $	For the three months ended December 31, 2017 $	For the nine months ended December 31, 2018 $	For the nine months ended December 31, 2017 $

Revenue	–	–	–	–
Operating Expenses
General and administrative	1,177	13,205	14,166	16,778
Professional fees	3,500	6,211	13,993	18,852

Total Operating Expenses	4,677	19,416	28,159	35,630

Net Loss	(4,677)	(19,416)	(28,159)	(35,630)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

Palayan Resources Inc.

Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Shares #	Par Value $	Accumulated Deficit $	Total $
Balance as at March 31, 2017	30,000,000	30,000	(106,724)	(76,724)
Net loss for the year	–	–	(39,858)	(39,858)

Balance as at March 31, 2018	30,000,000	30,000	(146,582)	(116,582)
Net loss for the period	–	–	(28,159)	(28,159)

Balance as at December 31, 2018 (unaudited)	30,000,000	30,000	(174,741)	(144,741)

Palayan Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the nine months ended December 31, 2018 $	For the nine months ended December 31, 2017 $
Operating Activities
Net loss	(28,159)	(35,630)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,177	–
Net Cash Used In Operating Activities	(26,982)	(35,630)

Financing Activities
Proceeds from related party loan	27,175	32,000
Net Cash Provided By Financing Activities	27,175	32,000

Increase (Decrease) in Cash	193	(3,630)
Cash – Beginning of Period	1,918	8,276
Cash – End of Period	2,111	4,646

Palayan Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.Nature of Operations and Continuance of Business

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2018, the Company has generated no revenues to date, and has an accumulated deficit of $174,741. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Nueva Ecija, Philippines as well as exploring for new mineral property claims.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)Use of Estimates

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

c)Interim Condensed Financial Statements

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

Palayan Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

Summary of Significant Accounting Policies (continued)

d)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2018 and March 31, 2018, the Company had no potentially dilutive shares.

e)Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

As at December 31, 2018, the Company owed $144,175 (March 31, 2018 - $117,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2018, the Company received $27,175 (March 31, 2017 - $32,000) from the President and Director of the Company.

4.Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2018.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to December 31, 2018, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

Three months ended December 31, 2018 and 2017

During the three months ended December 31, 2018, we incurred total expenses of $4,677 compared to $19,416 during the three months ended December 31, 2017. The decrease in operating expense was due to the fact that the Company incurred costs relating to obtaining its DTC eligibility in the prior year.

Nine months ended December 31, 2018 and 2017

During the nine months ended December 31, 2018, we incurred total expenses of $28,159 compared to $35,630 during the nine months ended December 31, 2017. The decrease in operating expense was due to costs incurred for DTC eligibility status.

Net Loss

During the nine months ended December 31, 2018, we incurred a net loss of $28,159 compared to a net loss of $35,630 for the nine months ended December 31, 2017. For the nine months ended December 31, 2018 and 2017, the Company incurred a loss per share of $nil.

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

Liquidity and Capital Resources

At December 31, 2018, we had cash and total assets of $2,111 compared with cash and total assets of $1,918 at March 31, 2018. The increase in cash and total assets was due to an increase in cash as the Company received $27,175 of funding from the President and Director of the Company for day-to-day operations.

At December 31, 2018, we had liabilities of $146,852 compared to liabilities of $118,500 at March 31, 2018. The increase in liabilities is due to additional funding of $27,175 received from our President and Director during the current year, and $1,177 increase in accounts payable and accrued liabilities for unpaid professional fees incurred.

During the nine months ended December 31, 2018, we did not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the nine months ended December 31, 2018, we used cash of $26,982 for operating activities compared to $35,630 during the nine months ended December 31, 2017. In the prior year, the Company used $9,500 for DTC eligibility.

Cash from Investing Activities

During the nine months ended December 31, 2018 and 2017, we did not have any investing activities.

Cash from Financing Activities

During the nine months ended December 31, 2018, we received $27,175 from our President and Director as compared to $32,000 during the nine months ended September 30, 2017. The amounts owed to our President and Director is unsecured, non-interest bearing, and due on demand.

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

The financial statements as of and for the three and nine months ended December 31, 2018 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $174,741. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2018.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

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

PALAYAN RESOURCES, INC.
Date: April 8, 2019
	By:	/s/ Joel Dulatre Cortez
Joel Dulatre Cortez
President
(Principal Executive Officer)
Date: April 8, 2019
	By:	/s/Mark Christian Soo
Mark Christian Soo
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)