Form 10-K
period 2019-03-31
Palayan Resources, Inc.
filed 2019-09-03
CIK 1612851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55348

PALAYAN RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	83-4575865
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

223 De La Cruz Road, Pasay, Metro Manila Philippines
(address of principal executive offices)	(Zip code)

+(63)(914)2699345

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001	None
per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller Reporting Company
[ ]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $15,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

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

As of August 26, 2019: 30,000,000 common shares

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views about future events and financial performances. These “forward-looking” statements are identified by the use of terms and phrases such as “will,” “believe,” “expect,” “plan,” “anticipate,” and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example: regulatory and permitting issues; timing and outcome of exploration proposals; future financial performances of Palayan and its projects; the estimation of mineral resources and the realization of mineral reserves; exploration, development, and production activities and estimated future production; costs of production, capital, operating and exploration expenditure estimates; additional capital requirements and acquisition; government regulation, environmental risks, reclamation and rehabilitation expenses; title disputes or claims; insurance coverage; future prices of gold and other minerals and all risk factors discussed in the sections entitled “Item A Risk Factors” and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. We expressly do not undertake any duty to update forward-looking statements.

PART I

Item 1. Business

Overview

We were incorporated on July 26, 2013 under the laws of the State of Nevada. Our principal executive offices are located at 223 De La Cruz Road, Pasay, Metro Manila, Philippines. Our telephone number is (63)(914) 269 9345. Our fiscal year end is March 31. We have no subsidiaries.

We are a start-up, exploration stage company. We purchased a 100% interest in an 8-unit claim block (the “Palayan Gold Claim”) containing approximately 82.7 hectares that is recorded with the Nueva Ecija provincial office of the Department of the Environment and Natural Resources (Mines and Geosciences) of the Republic of the Philippines. The Palayan Gold Claim was assigned to us on June 20, 2013 from Verdasco Enterprises for the sum of $5,000. However, we do not currently have the necessary funds to undertake exploration of this property and will need to raise capital in order to do so. If we cannot, we may have to go out of business. The proposed two-phase exploration plan will cost approximately $19,260 (Approximately 840,327 Philippine Pesos (PHP). There has been no production to date.

GOVERNMENT REGULATION

General

The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review, or administrative action or the adoption of new laws could have a material adverse effect upon the Company and its results of operations.

Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s operations, tailings, and waste disposal areas under federal and state environmental laws and regulations, including, without limitation, the Clean Water Act (“CWA”) and state law equivalents. Air emissions are subject to the Clean Air Act and its state equivalents as well. Additionally, the Company is subject to other federal and state environmental laws relating to the operation and closure of the Company’s mine sites. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Future changes in federal or state laws or regulations could have a material adverse effect upon the Company and its results of operations.

Proposed U.S. Mining Legislation

A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended (the "Mining Law"), under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the profitability of the Company’s U.S. operations could be materially adversely affected. In addition, the U.S. Forest Service and the U.S. Bureau of Land Management ("BLM") have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.

Any such reform of the Mining Law or BLM and U.S. Forest Service regulations thereunder could increase the costs of mining activities on unpatented mining claims, or could materially impair the ability of the Company to develop or continue operations which derive ore from federal lands, and as a result, could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

Regulation of Mining Activity- Republic of Philippines Mining Laws

All mineral property rights and mining related activities in the Republic of the Philippines are subject to a developed system of state regulation and oversight. Article XII, Section 2 of the 1987 Constitution states that all lands of the public domain, minerals, coal, and other natural resources are owned by the State. Section 2 also gives the State full control and supervision over the right to the exploration, development, and utilization of natural resources. The State may directly undertake these activities or enter into co-production, joint venture, or production-sharing agreements with Filipino citizens or corporations at least 60% Filipino-owned. It may also enter into agreements (Financial or Technical Assistance Agreement or “FTAA”) with foreign corporations involving technical or financial assistance for large-scale projects involving minerals, petroleum, and other mineral oils. These directives are embodied in Mining Act of 1995 (R.A. No. 7942) which, together with Administrative Order (DAO) No. 2010-21(Consolidated Implementing Rules and Regulations or “IRR”), is the primary law governing mining in the Philippines. The administration and disposition of mineral lands and mineral resources and the propagation of rules and regulation pursuant to the Mining Act are carried out by the Department of Environment and Natural Resources (DENR) and the Mines and Geosciences Bureau (MGB) of the DENR.

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

Tenurial Permits and Agreements

Exploration Permits

The acquisition of mineral rights is a process that begins with the acquisition of an exploration permit (EP). An EP is a grant from the Philippine government that gives the permit holder the right to conduct exploration of all minerals within a specified area. An exploration permit applicant must show its financial capability by having a minimum authorized capital stock of PHP10 million and a minimum paid-up capital of PHP2.5 million. It must further show its financial and technical qualification by submitting to the MGB the following:

•a two-year Exploration Work Program (“EWP”) duly prepared, signed and sealed by a licensed mining engineer or geologist;

•proof of technical competence including, among others, curricula vitae and track record in exploration and environmental management of the technical personnel who will undertake the activities in accordance with the submitted EWP;

•proof of financial capability to undertake the Exploration Program, such as bank deposit or credit line bank guarantee(s) and/or similar instruments; and

•an Environmental Work Program (“EnWP”) which includes a comprehensive and strategic environmental management plan for the protection and rehabilitation of the disturbed environment during and after the exploration periods.

The term of an EP is typically one or two years from date of issuance. It may generally be renewed for additional one- or two-year periods. Subject to any variances approved by the MGB, it cannot exceed a total term of four years for nonmetallic mineral exploration or six years for metallic mineral exploration. The MGB will grant a renewal of the exploration period provided that the MGB has not found the EP holder to have violated (i) the terms and conditions of the EP, and (ii) any provision of the Mining Act and IRR.

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

Mineral Production Sharing Agreements (MPSAs)

An MPSA is one of the three types of Mineral Agreements under the Mining Act that the government can enter into with a contractor. These three types of mineral agreements are:

•MPSA, under which the government grants to the MPSA holder the exclusive right to conduct mining operations within a contract area. The share of the government is in the form of excise tax equivalent to a percentage of the gross output. The MPSA holder will provide the financing, technology, management and personnel necessary for the implementation of the MPSA.

•Co-production Agreement, under which the government will provide inputs to the mining operations other than the mineral resource.

•Joint Venture Agreement, under which a joint venture company is organized by the government and the contractor with both parties holding equity shares. In addition to earnings from the equity, the government will be entitled to a share in the gross output.

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

Legislation

As at the date of this report, we are in compliance with all material mining and environmental legislation and regulations applicable to our activities and hold a valid mineral property license. At this time, we cannot anticipate the impact that recent developments such as the above described Executive Order 79 will have on our planned or future operations. Changes to current laws in the jurisdiction in which we operate may entail additional costs and increase our financing requirements. Potential changes are unpredictable, and any additional environmental, technical or other substantive requirements may render our planned exploration activities futile or uneconomical and lead to the failure of our business.

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

The mining industry is highly speculative and of a very high-risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

•keeping our costs low;

•relying on the strength of our management’s contacts; and

•using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

We incurred a net loss for the year ended March 31, 2019 and we expect to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We are in the exploration stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2019, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

We are governed by our Officers and Directors, which may lead to faulty corporate governance.

Our Directors and Officers make all the decisions regarding corporate governance. This includes their (executive) compensation, accounting overview, related party transactions and so on. They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval. This may lead to ineffective disclosure and accounting controls. Noncompliance with laws and regulations may result in fines and penalties. They would have the ability to take any action as they themselves review them and approve them. They would exercise control over all matters requiring shareholder approval including significant corporate transactions. We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

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

Our Officers have other time commitments that will prevent them from devoting full-time to our operations, which may affect our future operations.

Because Our Officers, who are responsible for all of our business activities, do not devote their full working time to our operation and management, the implementation of our business plans may be impeded. They have other obligations and time commitments, which may slow our future operations and impact our financial results. Additionally, when the Officers become unable to handle the daily operations on their own, we may not be able to hire additional qualified personnel to replace them in a timely manner. If this event should occur, we may not be able to implement our business plan in a timely manner or at all. See “Directors and Executive Officers”.

The probability of a mineral claim having profitable reserves is very rare and our claim, even with large investments, may never generate a profit.

We are dependent upon our mining property for success. All anticipated future revenues would come directly from the Palayan Gold Claim. Should we fail to extract and sell gold from this property, our business will fail. Mineral deposit estimates are imprecise and subject to error, and resource calculations when made may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from the original estimations. No assurances can be given that any mineral deposit estimate will ever be reclassified as a reserve. We have no known ore reserves. Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore reserve. Most exploration projects do not result in discovery of commercially viable mineable deposits. With little capital available, we will have to limit our exploration which decreases the chances of finding a commercially viable ore body. Even if gold is identified, the Palayan Gold Claim may not be put into production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If the exploration activities do not suggest a commercially successful prospect, then we may altogether abandon plans to develop the property.

The exploration and prospecting of minerals is speculative and extremely competitive which may make success difficult.

We face strong competition from other mining companies for the acquisition of new properties. New properties increase the probability of discovering a profitable reserve. Most companies have greater financial and managerial resources than we do and can acquire and explore attractive new mining properties. We will face similar difficulties raising new capital to expand operations against the larger, better capitalized competitors. Limited supply and unforeseen demand from larger, more competitive companies may make secure all necessary equipment and materials difficult and may result in periodic interruptions or even business failure. Success depends on a combination of many factors including but not limited to the quality of management, technical (geological) expertise, quality of land available for exploration and the capital available for exploration.

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

We do not expect positive cash flow from future operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•drilling, exploration and completion costs for our Palayan Gold Claim increase beyond our expectations; or

•we encounter greater costs associated with general and administrative expenses or other costs.

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

Capital may not continue to be available if necessary, to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Risks Related to the Ownership of Our Stock

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

It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 223 De La Cruz Road, Pasay, Metro Manila Philippines. Our telephone number is +(63)(914)2699345.

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

Present Condition of the Property and Current State of Exploration

We are still in the process of attempting to raise capital in order to implement Phase 1 exploration work on the Palayan Gold Claim. There has been no previous work on the Palayan Gold Claim including any attempts to drill. Records indicate that no detailed exploration has been completed on the Palayan Gold Claim.

Geological Setting

Regional Geology of the Area

The following are the main stratigraphic units in the region.

•Caraballo Formation

•Pantabangan Formation

•Guadalupe Formation

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

The Alat Conglomerate was first mapped and named by Alvir after marine littoral conglomerate exposed along Sapang Alat about 3 km north of the Novaliches reservoir near Novaliches town where it overlies Miocene lavas. The Alat consists of massive conglomerate, deeply weathered silty mudstone and tuffaceous sandstone. The most common rock type, the poorly sorted conglomerate, consists of well-rounded pebbles and small boulders of the underlying igneous, metamorphic and sedimentary rocks cemented by a coarse-grained, calcareous sandy matrix. The interbedded sandstone is massive to poorly-bedded, tuffaceous fine — to medium grained, loosely-cemented, friable and exhibits cross bedding. The mudstone is medium to thin bedded, soft, sticky, silty and tuffaceous. The maximum estimated thickness of this member is 200 m.

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

The Philippine Fault Zone is a major left-lateral strike-slip fault zone that has a mapped length of 1,200 km from the eastern part of Mindanao to Northern Luzon. Slip on the Philippine Fault Zone accommodates a significant portion of oblique convergence between the Philippine Sea and Eurasian Plates. The Philippine Fault Zone trends northwest from Dingalan Bay just east of Gabaldon to the southern end of the Central Cordillera. Northwest of Gabaldon, the Philippine Fault splays into the Digdig Fault and the San Jose Fault The convergence rate of the Philippine Plate relative to Eurasia falls in the range of 8.0 cm/yr. The movement is accommodated on three main parallel zones:

•The westward verging subduction zones running through the Taiwan Mindoro-Panay trenches

•The Philippine Plate at the eastern side, subducting westward along the Philippine Trench; and

•In between the two, the Philippine Fault, an active left-lateral strike-slip which runs from Southern Mindanao to Northern Luzon.

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

The first phase would consist of

•Aerial photography to locate structures and understand the topography;

•Detailed geological mapping of the region in addition to the Palayan Gold Claim in order to more broadly understand its geological setting;

•Geophysical survey using magnetic and electromagnetic instrumentation of both the region and main area for exploration; and

•Geochemical soil sample of the Palayan Gold Claim to determine areas of most significant mineral wealth and more exactly determine the mineralization of the site.

Phase 1 exploration work should determine the exact mineralization of the property and whether Phase 2 work, consisting of geochemical surveying and surface sampling, is justifiable.

Budget

The proposed budget for the recommended work is PHP 840,327 (approximately $19,260) as follows (in order of priority)

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

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz.

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar.

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars.

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth’s crust.

Bauxite	the principal ore of aluminum; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse.

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series .

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

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

Working Capital

	March 31, 2019 $	March 31, 2018 $
Current Assets	2,111	1,918
Current Liabilities	150,359	118,500
Working Capital Deficit	(148,248)	(116,582)

Cash Flows

	Year ended March 31, 2019 $	Year ended March 31, 2018 $
Cash Flows used in Operating Activities	(20,307)	(38,358)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	20,500	32,000
Net increase (decrease) in Cash During Period	193	(6,358)

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

To implement further exploration work on the Palayan Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Palayan Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. As of March 31, 2019, we had working capital deficit of $148,248. On March 31, 2019, we had cash on hand of approximately $2,111. Our future financial success will be dependent on the success of the exploration work on the Palayan Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

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

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $2,111 as at March 31, 2019, we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans from our President. However we have not received any financing commitments and there is no guarantee that we will be successful in so doing. As at the date of this report, we have sufficient cash on hand to renew of mineral exploration permit and to complete the registration of the securities pursuant to this report, and to sustain our subsequent continuous reporting requirements for a six-month period hereafter.

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

Results of Operations

For the years ended March 31, 2019 and 2018

Lack of Revenues

We have limited operational history. From our inception on July 26, 2013 (date of inception) to March 31, 2019, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the year ended March 31, 2019, we incurred operating expenses of $31,666 comprised of $17,493 of professional fees relating to legal, accounting, and audit fees with respect to our SEC filings, and $14,173 for general and administrative costs which included transfer agent and filing costs. During the year ended March 31, 2018, we incurred operating expenses of $39,858 comprised of $21,852 of professional fees relating to legal, accounting, and audit fees with respect to our SEC filings, and $18,006 for general and administrative costs which included $12,000 of transfer agent costs relating to obtaining our DTC eligibility status. The decrease in our operating expenses was due to lower legal fees and transfer agent costs as we incurred expenses in the prior year relating to our DTC eligibility status.

Net Loss

During the year ended March 31, 2019, we incurred a net loss of $31,666 or $nil per share compared with $39,858 and $nil per share for the year ended March 31, 2018.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Palayan Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I and Phase II work on the Palayan Gold Claim are approximately $19,260. We will have to raise additional funds within the next 12 months in order to satisfy our ongoing cash requirements and finance work on the Palayan Gold Claim.

Balance Sheets

At March 31, 2019, we had cash and total assets of $2,111 compared with cash and total assets of $1,918 as of March 31, 2018. The overall cash balance was consistent with prior year as the Company had minimal transactions during the year and all out-of-pocked expenditures were financed by loans from related parties.

During the years ended March 31, 2019 and 2018, we did not have any capital transactions.

Cash Flows

Operating Activities

During the year ended March 31, 2019, we used cash of $20,307 for operating activities compared with $38,358 during the year ended March 31, 2018. The decrease in the cash used for operating activities is due to the fact that the Company incurred $12,000 of DTC eligibility costs as part of its normal operating costs during the prior year.

Investing Activities

During the years ended March 31, 2019 and 2018, we did not have any investing activities.

Financing Activities

During the years ended March 31, 2019 and 2018, we received $20,500 and $32,000 of financing from the President of the Company, respectively. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $176,248. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Palayan Resources Inc.

March 31, 2019

SADLERGIBB
CERTIFIED PUBLIC ACCOUNTANTS

# REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Palayan Resources, Inc.:

## Opinion on the Financial Statements

We have audited the accompanying balance sheets of Palayan Resources, Inc. ("the Company") as of March 31, 2019 and 2018, the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

## Explanatory Paragraph Regarding Going Concern

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

## Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

*/s/ Sadler, Gibb & Associates, LLC*

We have served as the Company's auditor since 2014.

Salt Lake City, UT
September 3, 2019

office 801.783.2950
fax 801.783.2960

www.sadlergibb.com | Main: 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109 | Provo: 3507 N University Ave #100, Provo, UT 84604

Palayan Resources Inc.

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2019 $	March 31, 2018 $
ASSETS
Current Assets
Cash	2,111	1,918

Total Assets	2,111	1,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	6,184	1,500
Due to related party	144,175	117,000

Total Liabilities	150,359	118,500

Stockholders’ Deficit
Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(178,248)	(146,582)
Total Stockholders’ Deficit	(148,248)	(116,582)

Total Liabilities and Stockholders’ Deficit	2,111	1,918

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.

Statements of Operations

(Expressed in U.S. dollars)

	Year ended March 31, 2019	Year ended March 31, 2018
	$	$

Revenue	-	-
Operating Expenses
General and administrative	14,173	18,006
Professional fees	17,493	21,852

Loss from Operations	31,666	39,858
Provision for Income Taxes	-	-

Net Loss	(31,666)	(39,858)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.

Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Shares	Par Value	Accumulated Deficit	Total
	#	$	$	$

Balance as at March 31, 2017	30,000,000	30,000	(106,724)	(76,724)
Net loss for the year	-	-	(39,858)	(39,858)

Balance as at March 31, 2018	30,000,000	30,000	(146,582)	(116,582)
Net loss for the year	-	-	(31,666)	(31,666)

Balance as at March 31, 2019	30,000,000	30,000	(178,248)	(148,248)

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

	Year ended March 31, 2019	Year ended March 31, 2018
	$	$
Operating Activities
Net loss for the year	(31,666)	(39,858)
Expenses Paid by Related Party	6,675	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,684	1,500

Net Cash Used In Operating Activities	(20,307)	(38,358)

Financing Activities
Proceeds from related party loan	20,500	32,000

Net Cash Provided By Financing Activities	20,500	32,000

Increase (Decrease) in Cash	193	(6,358)
Cash – Beginning of Period	1,918	8,276
Cash – End of Period	2,111	1,918

Supplemental disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

Palayan Resources

Notes to Financial Statements

1. Nature of Operations and Continuance of Business

Palayan Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2013 and is a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The Company’s plan of action over the next twelve months is to raise capital financing to acquire new mineral property claims on properties the Company is currently in negotiations with to conduct exploration and drilling as well as exploring for new mineral property claims.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2019, the Company has generated no revenues to date, and has an accumulated deficit of $178,248. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2019 and 2018, the Company had no cash equivalents.

Palayan Resources

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

d)Mineral Property Costs

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

e)Asset Retirement Obligations

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

f)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2019, and 2018, the Company had no potentially dilutive shares.

g)Income Taxes

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

h)Financial Instruments

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

Palayan Resources

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

i)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

As at March 31, 2019, the Company owed $144,175 (2018 - $117,000) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2019, the Company received $20,500 in cash and $6,675 in paid expenses (2018 - $32,000) from the President and Director of the Company.

4. Income Taxes

The Company has $173,248 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2035. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% in 2018 and 21% in 2019 to net loss before income taxes. As at March 31, 2019, the Company had no uncertain tax positions.

	March 31, 2019 $	March 31, 2018 $

Net loss before taxes	31,666	39,858
Statutory rate	21%	30.8%

Computed expected tax recovery	(6,650)	12,274
Change in enacted tax rates	-	(17,128)
Change in valuation allowance	6,650	4,854

Income tax provision	-	-

Palayan Resources

Notes to Financial Statements

4. Income Taxes (Continued)

The significant components of deferred income tax assets and liabilities as at March 31, 2019 after applying enacted corporate income tax rates are as follows:

	2019 $	2018 $

Net operating losses carried forward	36,382	29,732
Valuation allowance	(36,382)	(29,732)

Net deferred tax asset	-	-

5. Subsequent Events

Effective as of April 11, 2019 Joel Dularte Cortez, Mark Christian Soo, Siva Nadar resigned from their positions as President and Sole Director, Secretary and Treasurer, and Vice-President respectively. Their resignation was not due to any disagreements on any of the operations, or accounting policies or practices.

Effective as of April 11, 2019 James Jenkins was appointed by the Board of Directors to serve as President/Chief Financial Officer/Secretary/Treasurer/Director.

The company filed a Form 8-K on May 29, 2019 with respect to Entry into Material Definitive Agreement. On May 29, 2019, Palayan Resources Inc., (the “Company”) entered into an Assignment and Assumption Agreement (the “Agreement”) with in Vector Lithium, Inc., a Nevada corporation (the “Assignor”), and Gold Exploration Management, Inc., a Nevada corporation (the “Property Owner”). Assignor and Property Owner are parties to that certain Property Purchase Agreement, dated as of August 10, 2017, which was amended August 24, 2017, and further amended August 29, 2018 (the “Purchase Agreement”). The Agreement is relates to that certain real property and mining claims located in southeastern Inyo County, California, approximately 1.2 miles southeast of Death Valley Junction, more specifically, the acquired claims consist of 16 association placer claims accruing 2,560 Ac. (1,036 Ha) covering portions of sections 19, 30, 31 T25N, R6E, and sections 24, 25, 36 T25N, R5E of the Mount Diablo Base and Meridian (collectively the “Property”). As of the date of this Report, the 16 DVJ claims comprising the property have been located in the field with full required fees paid to Inyo County, California and the US Bureau of Land Management (“BLM”) as valid, adjudicated, and active claims. The Agreement included as exhibits, a Modification of Purchase Agreement, Addendum 1 to the Modification of Purchase Agreement, and the Property Purchase Agreement, collectively referred to hereinafter as the “Exhibits”). Pursuant to the Agreement, and the Exhibits thereto, Property Owner and Assignor agreed to assign all right, title, benefit, privileges and interest in and to, and all of Assignor’s burdens, obligations and liabilities in connection with the Property Purchase Agreement to the Company, and the Company agreed to abide by the terms and conditions of the Property Purchase Agreement, as modified. The Company agreed reimburse the Assignor the aggregate sum of $60,000USD on or before December 31, 2019 for expenditures previously spent on the Property. Once the Company has rendered payments set forth above, the Property Owner shall surrender to the Company 100% ownership interest in and to the Property, subject only to a continuing 2% gross production royalty.

Palayan Resources Inc. received a Demand Letter, dated August 22, 2019 from Alex Flangas Law Firm, representing Gold Exploration Management, Inc. (GEM), pursuant to the “Assignment and Assumption Agreement” signed on May 23, 2019, stating “Demand is hereby made upon Palayan to cure the default by complying with the obligations outlined in the agreements, which involves submitting payment to GEM in the amount of $90,000, to the BLM the amount of $21,120, and to Inyo County Tax Collector the amount of $1,512.80 to maintain the unpatented mining claims in active status. If the default is not cured by August 31, 2019, the contract between Palayan and GEM will be terminated, and GEM would be within its rights to notify the SEC of the contract termination. Moreover, Palayan will owe damages to GEM for the breach, and may seek to recover such damages in a legal proceeding against Palayan.”

On August 24, 2019 the company responded to the Demand Letter acknowledging the payments were not made, additionally the company refuted the assertion that a “Default” pursuant to the Assignment and Assumption Agreement, and the “Modification of Purchase Agreement”, had occurred. There is no Default or Termination provision that survived the Modification Agreement signed by all the parties.

Palayan Resources

Notes to Financial Statements

5. Subsequent Events (Continued)

Management did not identify any additional material subsequent events. The company performed its evaluation through August 23, 2019 of the period ended March 31, 2019 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2019.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2019, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over financial reporting

During the year ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Item 9B. Other Information

None.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•the corporation could financially undertake the opportunity;

•the opportunity is within the corporation’s line of business; and

•it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the knowledge of our company, during the past ten years, none of our director or executive officers:

(1)has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)engaging in any type of business practice; or

(iii)engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(7)Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)Any Federal or State securities or commodities law or regulation; or

(ii)Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Summary Compensation Table

Non Equity
Name and	Year			Stock	Options	Incentive Plan	All Other
Principal	Ended	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	March 31,	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Mr. Cortez, Former President and Director	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Soo, Former Secretary and Treasurer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Nadar, Vice President	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2019, the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner(1)	Ownership(2)	Class
Common Stock	Joel Dulatre Cortez (Former President and Director), 223 De La Cruz Road, Pasay, Metro Manila, Philippines	10,000,000	33.3%
Common Stock	Mark Christian Soo (Former Secretary and Treasurer), 2551 Scout Rallos Avenue, Quezon City, Philippines	5,000,000	16.7%

Total		15,000,000	50%

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

As of the date of this report, there have been 15,000,000 shares issued to Mr. Cortez (10,000,000), our former director and president, and Mr. Soo (5,000,000), our former secretary and treasurer, at the price of $0.001 per share, for an aggregate consideration of $15,000.

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

Item 14. Principal Accounting Fees and Services

We have engaged Sadler, Gibb & Associates, LLC, as our auditors since 2014. For fiscal years ended March 31, 2019, and 2018, total audit fees were $8,500 and $8,500, respectively. We made no other payments to our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statement Schedules

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2. Exhibits

Exhibit No	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Stock Certificate (1)
14.1	Code of Ethics (1)
31.1	Certifications of Principal Executive Officer
31.2	Certifications of Principal Financial Officer
32.1	Certification of Principal Executive Officer
32.2	Certification of Principal Financial Officer

(1) Previously filed in Amendment to Registration Statement on Form S-1 (file no. 333-197542)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 2019.

Palayan Resources Inc.

By /s/ James Jenkins
James Jenkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ James Jenkins	President (Principal Executive	September 3, 2019
James Jenkins	Officer) and Director

/s/ James Jenkins	Secretary and Treasurer (Principal	September 3, 2019
James Jenkins	Accounting and Financial Officer)