Form 10-Q
period 2019-06-30
Palayan Resources, Inc.
filed 2019-09-11
CIK 1612851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(For the transition period from_____ to _____).

Commission File Number: 000-55348

Palayan Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-4575865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9300 Conroy Windermere Rd. #3250
Windermere, FL	34786
(Address of principal executive offices)	(Zip code)

(407) 536-9422
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller Reporting Company
[ ]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X] Yes [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of September 9, 2019 was 30,000,000.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

Item 1.Financial Statements

Palayan Resources Inc.

June 30, 2019

(unaudited)

Palayan Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2019 $ (unaudited)	March 31, 2019 $
ASSETS

Current Assets

Cash	2,221	2,111

Total Assets	2,221	2,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	13,883	6,184
Loan payable	5,000	-
Due to related parties	147,830	144,175

Total Liabilities	166,713	150,359

Stockholders’ Deficit

Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(194,492)	(178,248)

Total Stockholders’ Deficit	(164,492)	(148,248)

Total Liabilities and Stockholders’ Deficit	2,221	2,111

Palayan Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
	$	$

Operating Expenses

Consulting	8,500	-
General and administrative	1,180	10,875
Professional fees	6,500	6,933

Total Operating Expenses	16,180	17,808

Net Loss Before Other Expense	(16,180)	(17,808)

Other Expense

Interest expense	(64)	-

Net Loss	(16,244)	(17,808)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Shares	Par Value	Accumulated Deficit	Total
	#	$	$	$

Balance as at March 31, 2019	30,000,000	30,000	(178,248)	(148,248)
Net loss for the period	-	-	(16,244)	(16,244)

Balance as at June 30, 2019	30,000,000	30,000	(194,492)	(164,492)

	Shares	Par Value	Accumulated Deficit	Total
	#	$	$	$

Balance as at March 31, 2018	30,000,000	30,000	(146,582)	(116,582)
Net loss for the period	-	-	(17,808)	(17,808)

Balance as at June 30, 2018	30,000,000	30,000	(164,390)	(134,390)

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
	$	$
Operating Activities

Net loss	(16,244)	(17,808)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	7,699	2,808
Due to related parties	3,655	-

Net Cash Used In Operating Activities	(4,890)	(15,000)

Financing Activities

Proceeds from loan payable	5,000	-
Proceeds from related party loan	-	17,500

Net Cash Provided By Financing Activities	5,000	17,500

Change in Cash	110	2,500

Cash – Beginning of Period	2,111	1,918

Cash – End of Period	2,221	4,418

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

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

Going Concern

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2019, the Company has generated no revenues to date, a working capital deficit of $164,492 and an accumulated deficit of $194,492. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to finalize the acquisition and conduct exploration and drilling on its mineral property claims in Lyon County, California.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

These condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)Use of Estimates

The preparation of these condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

d)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2019, and March 31, 2019, the Company had no potentially dilutive shares.

e)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Mineral Property

On May 29, 2019, the Company acquired a 100% interest in 16 placer claims, covering 1,036 hectares in the Death Valley Junction located in southeastern Inyo County, California. To acquire the 100% interest, the Company shall pay: (i) up to $60,000 for previous expenditures incurred by the current owners; (ii) $20,000 on or before June 30, 2019; and (iii) $70,000 on or before August 15, 2019. The agreement is subject to a continuing 20% gross production royalty to the current owners.

4. Related Party Transactions

a)As at June 30, 2019, the Company owed $144,175 (March 31, 2019 - $144,175) to the former President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)As at June 30, 2019, the Company owed $3,655 (March 31, 2019 - $nil) to the President of the Company. The amount is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2019, the Company incurred consulting fees of $8,500 (2018 - $nil) and repaid $4,845 (2018 - $nil) to the President of the Company.

5. Loan Payable

As at June 30, 2019, the Company had a loan payable of $5,000 to a non-related party. The loan is secured by a promissory note, bears interest at 10% and is due on demand. As at June 30, 2019, the Company owed $64 (March 31, 2019 - $nil) of accrued interest.

6. Subsequent Events

On August 22, 2019, the Company received a Demand Letter from Alex Flangas Law Firm, representing Gold Exploration Management, Inc. (GEM), pursuant to the “Assignment and Assumption Agreement” signed on May 23, 2019, stating “Demand is hereby made upon Palayan to cure the default by complying with the obligations outlined in the agreements, which involves submitting payment to GEM in the amount of $90,000, to the BLM the amount of $21,120, and to Inyo County Tax Collector the amount of $1,512.80 to maintain the unpatented mining claims in active status. If the default is not cured by August 31, 2019, the contract between Palayan and GEM will be terminated, and GEM would be within its rights to notify the SEC of the contract termination. Moreover, Palayan will owe damages to GEM for the breach, and may seek to recover such damages in a legal proceeding against Palayan.”

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

Liquidity and Capital Resources

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
California Bureau of Land Management Fee	12 months	21,120
Inyo County Land Tax expense	12 months	1,513
Legal and accounting fees and expenses(2)	12 months	16,600
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	15,000
Exploration acquisition costs(3)	12 months	90,000
Transfer Agent	12 months	2,800
Total		147,033

(1)Budget Items are listed in order of priority.

(2)Includes $16,600 for accounting and auditing.

(3)Costs outstanding from Assignment and Assumption Agreement

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $2,221 as at June 30, 2019, we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration agreement; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We will not buy any equipment unless we locate a body of minerals and determine that it is economical to extract the minerals from the land. If we are unable to finance additional exploration activities, we do not have alternative operational plans. We do not intend to hire any employees at this time.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to June 30, 2019, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

Three months ended June 30, 2019 and 2018

During the three months ended June 30, 2019, we incurred operating expenses of $16,180 compared to $17,808 during the three months ended June 30, 2018.  Although we had limited transactions and there was no significant change in the strategic direction of our business, we incurred $8,525 in consulting fees to our President and Director for services rendered which was offset by a decrease in general and administrative expense of $9,695 as the Company incurred more transfer agent and filing fees in the prior year for its DTC eligibility requirements, as well as a decrease of $433 of professional fees for lower legal fees with respect to its SEC filings.

Net Loss

During the three months ended June 30, 2019, we incurred a net loss of $16,244 compared to a net loss of $17,808 for the three months ended June 30, 2018.  In addition to operating expense, the Company incurred $64 of interest expense for $5,000 of a new loan payable which is unsecured, bears interest at 10% per annum, and is due on demand.  For the three months ended June 30, 2019 and 2018, the Company incurred a loss per share of $nil.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Inyo County Placer Claims and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate the property.

We will have to raise additional funds within the next 12 months in order to satisfy our ongoing cash requirements and finance work on the Inyo County Placer Claims.

Liquidity and Capital Resources

At June 30, 2019, the Company had cash and total assets of $2,221 compared with cash and total assets of $2,111 at March 31, 2019.  Overall, there was no material change in cash or total assets during the period as the Company had minimal transactions and, due to the lack of sufficient cash funding in the Company, the majority of operating expenses incurred were unpaid as of June 30, 2019.

At June 30, 2019, the Company had liabilities of $166,713 compared to liabilities of $150,359 at March 31, 2019.  The increase in liabilities is due to an increase of $7,699 in accounts payable and accrued liabilities for unpaid operating expenditures incurred during the period including $64 of accrued interest, a $5,000 increase in loan payable for a new loan that is unsecured, bears interest at 10% per annum, and is due on demand, and $3,655 increase in amounts due to related parties for unpaid consulting fees to the President and Director of the Company.

During the three months ended June 30, 2019, the Company not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the three months ended June 30, 2019, we used cash of $4,890 for operating activities compared to $15,000 during the three months ended June 30, 2018.  The decrease in cash used for operating activities is due to costs incurred for DTC eligibility of $9,500 during the three months ended June 30, 2018.

Cash from Investing Activities

During the three months ended June 30, 2019 and 2018, we did not have any investing activities.

Cash from Financing Activities

During the three months ended June 30, 2019, we received $5,000 of funding from a loan payable which is unsecured, bears interest at 10% per annum, and is due on demand.  During the three months ended June 30 ,2018, the Company received $17,500 from the former President and Director. The amounts owed to the former President and Director of the Company is unsecured, non-interest bearing, and due on demand.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $164,492, and has an accumulated deficit of $194,492. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Nueva Ecija, Philippines, and to perfect the property rights relating to the Nevada Property as well as exploring for new mineral property claims.

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

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, future operations or cash flows

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2019.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6.Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

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

PALAYAN RESOURCES, INC.

Date: September 10, 2019	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)