Form 10-Q
period 2019-09-30
Palayan Resources, Inc.
filed 2019-11-18
CIK 1612851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2019

Or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from _____ to _____).

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [ X ] Yes [   ] No

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 15, 2019 was 30,000,000.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

Item 1. Financial Statements

Palayan Resources Inc.

September 30, 2019

(unaudited)

Palayan Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2019 $	March 31, 2019 $
	(unaudited)
ASSETS
Current Assets
Cash	1,014	2,111

Total Assets	1,014	2,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	8,527	6,184
Loan payable	5,000	-
Due to related parties	170,080	144,175

Total Liabilities	183,607	150,359

Stockholders’ Deficit
Common Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(212,593)	(178,248)

Total Stockholders’ Deficit	(182,593)	(148,248)

Total Liabilities and Stockholders’ Deficit	1,014	2,111

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	$	$	$	$
Operating Expenses

Consulting	12,000	-	20,500	-
General and administrative	1,225	2,114	2,405	12,989
Professional fees	4,750	3,560	11,250	10,493

Total Operating Expenses	17,975	5,674	34,155	23,482

Net Loss Before Other Expense	(17,975)	(5,674)	(34,155)	(23,482)

Other Expense
Interest expense	(126)	-	(190)	-

Net Loss	(18,101)	(5,674)	(34,345)	(23,482)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Shares	Par Value	Accumulated Deficit	Total
	#	$	$	$
Balance as at March 31, 2019	30,000,000	30,000	(178,248)	(148,248)
Net loss for the period	-	-	(16,244)	(16,244)

Balance as at June 30, 2019	30,000,000	30,000	(194,492)	(164,492)
Net loss for the period	-	-	(18,101)	(18,101)

Balance as at September 30, 2019	30,000,000	30,000	(212,593)	(182,593)

	Shares	Par Value	Accumulated Deficit	Total
	#	$	$	$
Balance as at March 31, 2018	30,000,000	30,000	(146,582)	(116,582)
Net loss for the period	-	-	(17,808)	(17,808)

Balance as at June 30, 2018	30,000,000	30,000	(164,390)	(134,390)
Net loss for the period	-	-	(5,674)	(5,674)

Balance as at September 30, 2018	30,000,000	30,000	(170,064)	(140,064)

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2019	2018
	$	$
Operating Activities

Net loss	(34,345)	(23,482)

Adjustment to reconcile net loss to net cash from operating activities:
Expenses paid by related party	10,250	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,343	3,175
Due to related party	15,655	-

Net Cash Used In Operating Activities	(6,097)	(20,307)

Financing Activities

Proceeds from loan payable	5,000	-
Proceeds from related party loan	-	20,500

Net Cash Provided By Financing Activities	5,000	20,500

Change in Cash	(1,097)	193
Cash – Beginning of Period	2,111	1,918

Cash – End of Period	1,014	2,111

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1. Nature of Operations and Continuance of Business

Palayan Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2013 and as a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The Company’s plan of action over the next twelve months is to raise capital.

Going Concern

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2019, the Company has generated no revenues to date, a working capital deficit of $182,593 and an accumulated deficit of $212,593. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

These condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is March 31.

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

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

d)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, and March 31, 2019, the Company had no potentially dilutive shares.

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

3. Mineral Property

The company defaulted on payments pursuant to the Gold Exploration Management, Inc. (GEM), “Assignment and Assumption Agreement” signed on May 23, 2019, on August 31, 2019 the project was no longer a viable venture for the company to pursue.

4. Related Party Transactions

a)As at September 30, 2019, the Company owed $154,425 (March 31, 2019 - $144,175) to the former President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)As at September 30, 2019, the Company owed $15,655 (March 31, 2019 - $nil) to the President of the Company. The amount is unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2019, the Company incurred consulting fees of $12,000 (2018 - $nil) to the President of the Company.

5. Loan Payable

As at September 30, 2019, the Company had a loan payable of $5,000 to a non-related party. The loan is secured by a promissory note, bears interest at 10% and is due on demand. As at September 30, 2019, the Company owed $190 (March 31, 2019 - $nil) of accrued interest.

6. Subsequent Events

The company defaulted on payments pursuant to the Gold Exploration Management, Inc. (GEM), “Assignment and Assumption Agreement” signed on May 23, 2019 on August 31, 2019, the project is no longer a viable project for the company to pursue.

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

Liquidity and Capital Resources

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
Legal and accounting fees and expenses(2)	12 months	17,089
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	48,000
Transfer Agent	12 months	2,800
Total		67,889

(1)Budget Items are listed in order of priority.

(2)Includes $17,000 for accounting and auditing.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $1,014 as at September 30, 2019, we will be required to raise additional funds to execute a plan of operations going forward. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute a plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): We intend to raise the capital that we require through the private placement of our securities. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We do not intend to hire any employees at this time.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholder.

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to September 30, 2019, we did not generate any revenues.

Expenses

Three months ended September 30, 2019 and 2018

During the three months ended September 30, 2019, we incurred operating expenses of 17,975 compared to $5,674 during the three months ended September 30, 2018. The increase was due to $12,000 of consulting fees incurred to the President and Director of the Company. All other transactions were consistent with prior year as the Company has not a significant change in its business objectives or had an increase in operating activity.

Net Loss

During the three months ended September 30, 2019, we incurred a net loss of $18,101 compared to a net loss of $5,674 for the three months ended September 30, 2018. In addition to operating expense, the Company incurred $126 of interest expense for $5,000 of a new loan payable which is unsecured, bears interest at 10% per annum, and is due on demand. For the three months ended September 30, 2019 and 2018, the Company incurred a loss per share of $nil.

Liquidity and Capital Resources

At September 30, 2019, the Company had cash and total assets of $1,014 compared with cash and total assets of $2,111 at March 31, 2019. Overall, there was no material change in cash or total assets during the period as the Company had minimal transactions and, due to the lack of sufficient cash funding in the Company, the majority of operating expenses incurred were unpaid as of September 30, 2019.

At September 30, 2019, the Company had liabilities of $183,607 compared to liabilities of $150,359 at March 31, 2019. The increase in liabilities is due to $190 of accrued interest, a $5,000 increase in loan payable for a new loan that is unsecured, bears interest at 10% per annum, and is due on demand, and $25,975 increase in amounts due to related parties, primarily for unpaid consulting fees to the President and Director of the Company.

During the three months ended September 30, 2019, the Company did not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the six months ended September 30, 2019, we used cash of $6,097 for operating activities compared to $20,307 during the six months ended September 30, 2018. The decrease in cash used for operating activities is primarily due to costs incurred for DTC eligibility of $9,500 during the six months ended September 30, 2018.

Cash from Investing Activities

During the six months ended September 30, 2019 and 2018, we did not have any investing activities.

Cash from Financing Activities

During the six months ended September 30, 2019, we received $5,000 of funding from a loan payable which is unsecured, bears interest at 10% per annum, and is due on demand. During the six months ended September 30 ,2018, the Company received $17,500 from the former President and Director. The amounts owed to the former President and Director of the Company is unsecured, non-interest bearing, and due on demand.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $182,593, and has an accumulated deficit of $212,593. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital.

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

Long-Lived Assets

Long-Lived assets, such as property and equipment and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with A 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2019.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.(Removed and reserved)

Item 5.Other Information

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
Date: November 15, 2019
	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)