Form 10-Q
period 2019-12-31
Palayan Resources, Inc.
filed 2020-02-18
CIK 1612851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2019

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from _____to _____).

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X] Yes [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 18, 2020 was 30,000,000.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

Item 1. Financial Statements

Palayan Resources Inc.

December 31, 2019

(unaudited)

Palayan Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	December 31,	March 31,
	2019	2019
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,054	2,111
Total Assets	1,054	2,111
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	10,922	6,184
Loan payable	5,000	-
Due to related parties	182,080	144,175
Convertible promissory notes, related party, net	931	-
Total Liabilities	198,933	150,359

Stockholders’ Deficit
Common stock
Authorized: 75,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000
Additional paid in capital	3,043	-
Accumulated deficit	(230,922)	(178,248)
Total Stockholders’ Deficit	(197,879)	(148,248)
Total Liabilities and Stockholders’ Deficit	1,054	2,111

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
	$	$	$	$

Operating Expenses

Consulting, related party	12,000	-	32,500	-
General and administrative	1,743	1,177	4,148	14,166
Professional fees	3,500	3,500	14,750	13,993
Total Operating Expenses	17,243	4,677	51,398	28,159

Net Loss Before Other Expense	(17,243)	(4,677)	(51,398)	(28,159)

Other Expense
Interest expense	(1,086)	-	(1,276)	-
Net Loss	(18,329)	(4,677)	(52,674)	(28,159)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

			Additional	Accumulated
	Shares	Par Value	Paid In	Deficit	Total
	#	$	Capital	$	$
Balance at March 31, 2019	30,000,000	30,000	-	(178,248)	(148,248)
Net loss for the period	-	-	-	(16,244)	(16,244)

Balance at June 30, 2019	30,000,000	30,000	-	(194,492)	(164,492)
Net loss for the period	-	-	-	(18,101)	(18,101)

Balance at September 30, 2019	30,000,000	30,000	-	(212,593)	(182,593)
Beneficial Conversion Feature	-	-	3,043	-	3,043
Net loss for the period	-	-	-	(18,329)	(18,329)

Balance as at December 31, 2019	30,000,000	30,000	3,043	(230,922)	(197,879)

			Additional	Accumulated
	Shares	Par Value	Paid In	Deficit	Total
	#	$	Capital	$	$
Balance at March 31, 2018	30,000,000	30,000	-	(146,582)	116,582
Net loss for the period	-	-	-	(17,808)	(17,808)

Balance at June 30, 2018	30,000,000	30,000	-	(164,390)	(134,390)
Net loss for the period	-	-	-	(5,674)	(5,674)

Balance at September 30, 2018	30,000,000	30,000	-	(170,064)	(140,064)
Net loss for the period	-	-	-	(4,677)	(4,677)

Balance as at December 31, 2018	30,000,000	30,000	-	(174,741)	(144,741)

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the	For the
	Nine months	Nine months
	ended	ended
	December 31,	December 31,
	2019	2018
	$	$
Net Cash Provided by Operating Activities
Net loss	(52,674)	(28,159)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Debt discount on convertible notes payable	935	-
Company expenses paid by officers	10,364	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,738	1,177
Due to related parties	27,655	-
Net Cash Used in Operating Activities	(8,982)	(26,982)
Net Cash From Financing Activities
Proceeds from loan payable	5,000	-
Proceeds from convertible notes payable related party loan	2,925	27,175
Net Cash Provided By Financing Activities	7,925	27,175
Net change in cash	(1,057)	193
Cash – Beginning of Period	2,111	1,918
Cash – End of Period	1,054	2,111
Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

Non-cash Investing and Financing Activities
Debt discounts on convertible notes payable, related party	3,043	-

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Notes to Financial Statements

December 31, 2019

(unaudited)

1. Nature of Operations and Continuance of Business

Palayan Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2013 and as a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The Company’s plan of action over the next twelve months is to raise capital.

Going Concern

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company has generated no revenues to date, a working capital deficit of $197,879 and an accumulated deficit of $230,922. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, and March 31, 2019, the Company had no potentially dilutive shares.

Palayan Resources Inc.

Notes to Financial Statements

December 31, 2019

(unaudited)

2. Summary of Significant Accounting Policies (continued)

a)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Mineral Property

The company defaulted on payments pursuant to the Gold Exploration Management, Inc. (GEM), “Assignment and Assumption Agreement” signed on May 23, 2019, on August 31, 2019, as of September 1, 2019 the project was no longer a viable venture for the company to pursue.

4. Related Party Transactions

a)As at December 31, 2019, the Company owed $154,425 (March 31, 2019 - $144,175) to the former President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)As at December 31, 2019, the Company owed $27,655 (March 31, 2019 - $nil) to the President of the Company. The amount is unsecured, non-interest bearing, and due on demand. During the three months ended December 31, 2019, the Company incurred consulting fees of $12,000 (2018 - $nil) to the President of the Company.

5. Loan Payable

As at December 31, 2019, the Company had a loan payable of $5,000 to a non-related party. The loan is secured by a promissory note, bears interest at 10% and is due on demand. As at December 31, 2019, the Company owed $316 (March 31, 2019 - $nil) of accrued interest.

6. Convertible Notes, Related Party

a)On November 29, 2019, the company issued a Convertible Promissory Notes due to Irvine America MB Management, LLC, a related party, in the amount of $2,100. The note has an annual interest rate of 10% and is due on February 26, 2020. The note has a conversion feature wherein the noteholder can convert the principal and interest of the note for shares of common stock at $0.001 per share. Due to the fact that the trading price of the Company’s stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $2,100 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of December 31, 2019, interest expense of $747 was recorded as part of the amortization of the beneficial conversion feature of this note.

b)On December 13, 2019, the company issued a Convertible Promissory Notes due to Irvine America MB Management, LLC, a related party, in the amount of $939. The note has an annual interest rate of 10% and is due on March 12, 2020. The note has a conversion feature wherein the noteholder can convert the principal and interest of the note for shares of common stock at $0.001 per share. Due to the fact that the trading price of the Company’s stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $939 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of December 31, 2019, interest expense of $188 was recorded as part of the amortization of the beneficial conversion feature of this note.

c)Both Notes have a Conversion Feature Upon Equity Financing by the Company, Section 4.(a) of the Note(s), in an amount of not less than $100,000, that the then outstanding principal amount of these Note(s) and all accrued but unpaid interest thereon shall, at the option of Holder, be convertible, at the closing and on the same terms and conditions of the Equity Financing, into shares of the Equity Securities at a conversion price equal to the Equity Security Conversion Price upon surrender to the Company of this Note at the principal offices of the Company at the closing of the Equity Financing.

Palayan Resources Inc.

Notes to Financial Statements

December 31, 2019

(unaudited)

7.Subsequent Events

On February 3, 2020 the company received DTC approval and started trading on OTCMarkets as a current information Pink Sheet.

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

Liquidity and Capital Resources

Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
Legal and accounting fees and expenses(2)	12 months	16,600
Investor relations and capital raising	12 months	Nil
General and administrative expenses	12 months	42,000
Transfer Agent	12 months	3,100
Total		61,700

(1)Budget Items are listed in order of priority.

(2)Includes $16,600 for accounting and auditing.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months. Based on our cash on hand of approximately $1,054 as at December 31, 2019, we will be required to raise additional funds to execute a plan of operations going forward. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute a plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): We intend to raise the capital that we require through the private placement of our securities. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to December 31, 2019, we did not generate any revenues.

Expenses

Three months ended December 31, 2019 and 2018

During the three months ended December 31, 2019, we incurred operating expenses of $17,243 compared to $4,677 during the three months ended December 31, 2018. We incurred $3,500 in accounting fees, $1,743 for business licensing and $12,000 in consulting fees to our President and Director for services rendered, the Company incurred $830 in additional transfer agent and filing fees for its second quarter filing.

Net Loss

During the three months ended December 31, 2019, we incurred a net loss of $18,329 compared to a net loss of $4,677 for the three months ended December 31, 2018. In addition to operating expense, the Company incurred $1,086 of interest expense for a $5,000 loan payable which is unsecured, bears interest at 10% per annum, and is due on demand, and on two new Convertible Promissory Notes bearing interest at 10% per annum. For the three months ended December 31, 2019 and 2018, the Company incurred a loss per share of $nil.

Liquidity and Capital Resources

At December 31, 2019, the Company had cash and total assets of $1,054 compared with cash and total assets of $2,111 at March 31, 2019. Overall, there was no material change in cash or total assets during the period as the Company had minimal transactions and, due to the lack of sufficient cash funding in the Company, the majority of operating expenses incurred were unpaid as of December 31, 2019.

At December 31, 2019, the Company had liabilities of $198,933 compared to liabilities of $150,359 at March 31, 2019. The increase in liabilities is due to $154 of accrued interest, a $931 increase in Notes payable for two new Convertible Promissory Notes, each bears interest at 10% per annum, and $32,500 for the 9 month total of Consulting fees increase in amounts due to related parties for unpaid consulting fees to the President and Director of the Company.

During the three months ended December 31, 2019, the Company did not have any equity or capital transactions.

Cash Flows

Cash from Operating Activities

During the nine months ended December 31, 2019, we used cash of $8,982 for operating activities compared to $26,982 during the nine months ended December 31, 2018. The decrease in cash used for operating activities is primarily due to costs incurred for DTC eligibility of $9,500 during the three months ended December 31, 2018.

Cash from Investing Activities

During the nine months ended December 31, 2019 and 2018, we did not have any investing activities.

Cash from Financing Activities

During the nine months ended December 31, 2019, we received $5,000 of funding from a loan payable which is unsecured, bears interest at 10% per annum, and is due on demand. During the nine months ended December 31, 2019, we received $2,925 in cash and $114 of expenses paid in behalf of the Company from Irvine America MB Management, LLC, a related party, in the form of two Convertible Promissory Notes, the first note dated November 29, 2019 for $2,100 and the second note dated December 13, 2019 was for $825 in cash and $114 in expense paid, each note bears interest at 10% per annum, and are due February 26, 2020 and March 13, 2020 respectively. The Notes are convertible into the common stock of the company During the nine months ended December 31, 2019, the Company received $17,500 from the former President and Director. The amounts owed to the former President and Director of the Company is unsecured, non-interest bearing, and due on demand.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $197,879, and an accumulated deficit of $230,922. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2019.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2019.

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

PALAYAN RESOURCES, INC.

Date: February 18, 2020	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)