Form 10-K
period 2020-03-31
Palayan Resources, Inc.
filed 2020-08-05
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $300,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 5, 2020: 34,376,758 common shares.

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

PART I

Item 1.        Business

Overview

We were incorporated on July 26, 2013 under the laws of the State of Nevada. Our principal executive offices are located at 9300 Conroy Windermere Rd., 3250, Windermere, FL 34786. Our telephone number is 407 536-9422. Our fiscal year end is March 31. We have no subsidiaries.

Our fiscal year end is March 31. As a result of the closing of the Share Exchange Agreement (defined below), we have one wholly owned subsidiary, SMG-Gold B.V., a Dutch limited liability company (Company KVK# 76235548).

We are a start-up, exploration stage company. Initially, we purchased a 100% interest in an 8-unit claim block (the “Palayan Gold Claim”) containing approximately 82.7 hectares that is recorded with the Nueva Ecija provincial office of the Department of the Environment and Natural Resources (Mines and Geosciences) of the Republic of the Philippines. The Palayan Gold Claim was assigned to us on June 20, 2013 from Verdasco Enterprises for the sum of $5,000. There has been no production to date, and as of the date hereof, we have no plans to explore the Palayan Gold Claim until such time Company management deems any such exploration financially viable.

On or about June 1, 2020, (the “Closing Date”), Palayan Resources, Inc., a Nevada corporation (the “Company”), Scythian Mining Group Limited, a company duly formed under the laws of United Kingdom (Company#: 11038421) (“SMG”), and SMG’s wholly owned subsidiary SMG-Gold B.V., a Dutch limited liability company (Company KVK# 76235548) (“SMG-Gold”) (SMG is the sole-shareholder of SMG-Gold) entered into a Waiver of Conditions & Closing Agreement waiving certain closing conditions and closing that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, SMG and SMG-Gold dated April 4, 2020, originally reported on Form 8-K filed with the Commission on April 6, 2020, as Exhibit 10.01 and incorporated herein by reference. As a result of the closing of the Share Exchange Agreement, SMG-Gold became a wholly owned subsidiary of the Company.

A description of the specific terms and conditions of the acquisition of SMG-Gold by the Company are set forth in the Share Exchange Agreement, which was originally disclosed on Form 8-K filed with the Commission on April 6, 2020 as Exhibit 10.01 and is incorporated herein by reference, and the Waiver of Conditions & Closing Agreement dated June 1, 2020, which was filed on Form 8-K filed with the Commission on June 3, 2020, as Exhibit 10.03 and is incorporated herein by reference.

Additionally, as of the date of the closing of the Share Exchange Agreement, there were no material relationships between the Company and SMG or between the Company and any of SMG’s respective affiliates, directors, or officers, or associates thereof, other than in respect of the Share Exchange Agreement.

Further, as a result of, and as part of, the closing of the Share Exchange Agreement, the Company has assumed various direct financial obligations of SMG-Gold. Specifically, the Company has assumed the following obligations: (1) $100,000 cash payment due on or before July 15, 2020; (2) $400,000 cash payment due on or before August 15, 2020; (3) $250,000 cash payment due on or before October 15, 2020; and (4) one-time issuance of 4,000,000 shares of the Company’s restricted common stock (the “SMG Payments”) at a cost basis of $0.3875 per share. The SMG Payments are all due and payable to Bulat Umbetovich Kulchimbayev (“Kulchimbayev”) and/or his assignees.

Accordingly, our current plan of operation is to raise necessary funds to conduct exploration activities in Kazakhstan.

A description of the specific terms and conditions of the acquisition of SMG Payments due and owing by the Company are set forth in Addendum #4 by and between SMG-Gold and Kulchimbayev dated June 1, 2020 (the “Addendum”), which was filed on Form 8-K filed with the Commission on June 3, 2020, as Exhibit 10.04 and is incorporated herein by reference.

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

Proposed U.S. Mining Legislation

A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended (the “Mining Law”), under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the profitability of the Company’s U.S. operations could be materially adversely affected. In addition, the U.S. Forest Service and the U.S. Bureau of Land Management (“BLM”) have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.

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

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by several global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

●	keeping our costs low;
●	relying on the strength of our management’s contacts; and
●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

We incurred a net loss for the year ended March 31, 2020 and we expect to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We are in the exploration stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2020, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

We are governed by our Officers and Directors, which may lead to faulty corporate governance.

Our Directors and Officers make all the decisions regarding corporate governance. This includes their (executive) compensation, accounting overview, related party transactions and so on. They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval. This may lead to ineffective disclosure and accounting controls. Noncompliance with laws and regulations may result in fines and penalties. They would have the ability to take any action as they themselves review them and approve them. They would exercise control over all matters requiring shareholder approval including significant corporate transactions. We have not implemented various corporate governance measures, nor have we adopted any independent committees as we presently do not have any independent directors.

The probability of a mineral claim having profitable reserves is very rare and any claim, even with large investments, may never generate a profit.

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

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur losses into the foreseeable future. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our principal executive offices are located at 9300 Conroy Windermere Rd. #3250, Windermere, FL 34786. Our telephone number is (407) 536-9422.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding shares of common stock, par value $.001 per share, are listed on OTC Markets Group, an American financial market providing price and liquidity information for almost 10,000 over-the-counter securities.

Item 6.        Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the related notes, found elsewhere in this Form 10-K.

Working Capital

	March 31, 2020 $	March 31, 2019 $
Current Assets	77	2,111
Current Liabilities	208,475	150,359
Working Capital Deficit	(208,398)	(148,248)

Cash Flows

	Year ended March 31, 2020 $	Year ended March 31, 2019 $
Cash Flows used in Operating Activities	(31,920)	(20,307)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	29,886	20,500
Net increase (decrease) in Cash During Period	(2,034)	193

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

This discussion should be considered in conjunction with unaudited and audited financial statements of our company, which have been prepared in accordance with accounting principles generally accepted in the United States, and forward-looking statements contained here apply from this date and involve some risks and uncertainties. We were incorporated on July 26, 2013 under the laws of the State of Nevada. Our principal executive offices are located at 9300 Conroy Windermere Rd. #3250, Windermere, FL 34786. Our telephone number is (407) 536-9422. Our fiscal year end is March 31. As a result of the closing of the Share Exchange Agreement (defined below), we have one wholly owned subsidiary, SMG-Gold B.V., a Dutch limited liability company (Company KVK# 76235548).

We are a start-up, exploration stage company. Initially, we purchased a 100% interest in an 8-unit claim block (the “Palayan Gold Claim”) containing approximately 82.7 hectares that is recorded with the Nueva Ecija provincial office of the Department of the Environment and Natural Resources (Mines and Geosciences) of the Republic of the Philippines. The Palayan Gold Claim was assigned to us on June 20, 2013 from Verdasco Enterprises for the sum of $5,000. There has been no production to date, and as of the date hereof, we have no plans to explore the Palayan Gold Claim until such time Company management deems any such exploration financially viable.

On or about June 1, 2020, (the “Closing Date”), Palayan Resources, Inc., a Nevada corporation (the “Company”), Scythian Mining Group Limited, a company duly formed under the laws of United Kingdom (Company#: 11038421) (“SMG”), and SMG’s wholly owned subsidiary SMG-Gold B.V., a Dutch limited liability company (Company KVK# 76235548) (“SMG-Gold”) (SMG is the sole-shareholder of SMG-Gold) entered into a Waiver of Conditions & Closing Agreement waiving certain closing conditions and closing that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, SMG and SMG-Gold dated April 4, 2020, originally reported on Form 8-K filed with the Commission on April 6, 2020, as Exhibit 10.01 and incorporated herein by reference. As a result of the closing of the Share Exchange Agreement, SMG-Gold became a wholly owned subsidiary of the Company.

A description of the specific terms and conditions of the acquisition of SMG-Gold by the Company are set forth in the Share Exchange Agreement, which was originally disclosed on Form 8-K filed with the Commission on April 6, 2020 as Exhibit 10.01 and is incorporated herein by reference, and the Waiver of Conditions & Closing Agreement dated June 1, 2020, which was filed on Form 8-K filed with the Commission on June 3, 2020, as Exhibit 10.03 and is incorporated herein by reference.

Additionally, as of the date of the closing of the Share Exchange Agreement, there were no material relationships between the Company and SMG or between the Company and any of SMG’s respective affiliates, directors, or officers, or associates thereof, other than in respect of the Share Exchange Agreement.

Further, as a result of, and as part of, the closing of the Share Exchange Agreement, the Company has assumed various direct financial obligations of SMG-Gold. Specifically, the Company has assumed the following obligations: (1) $100,000 cash payment due on or before July 15, 2020; (2) $400,000 cash payment due on or before August 15, 2020; (3) $250,000 cash payment due on or before October 15, 2020; and (4) one-time issuance of 4,000,000 shares of the Company’s restricted common stock (the “SMG Payments”) at a cost basis of $0.3875 per share. The SMG Payments are all due and payable to Bulat Umbetovich Kulchimbayev (“Kulchimbayev”) and/or his assignees.

Accordingly, our current plan of operation is to raise necessary funds to conduct exploration activities in Kazakhstan.

A description of the specific terms and conditions of the acquisition of SMG Payments due and owing by the Company are set forth in Addendum #4 by and between SMG-Gold and Kulchimbayev dated June 1, 2020 (the “Addendum”), which was filed on Form 8-K filed with the Commission on June 3, 2020, as Exhibit 10.04 and is incorporated herein by reference.

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

Description	Estimated Completion Date(1)	Estimated Expenses ($)
License Renewal Fee SMG-Gold B.V.		27,500
Legal and accounting fees and expenses(2)	12 months	90,000
Investor relations and capital raising	12 months	500,000
General and administrative expenses	12 months	2,200,000
Exploration expenses(3)	12 months	905,000
Transfer Agent	12 months	4,500
Total		3,727,000

(1)	Budget Items are listed in order of priority.
(2)	Includes $45,000 for accounting and auditing.
(3)	For Phase I and Phase II of the recommended exploration program.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its loans to meet current and future liabilities over the foreseeable future. Based on our cash on hand of approximately $77 as at March 31, 2020, we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

For the years ended March 31, 2020 and 2019

Revenues

We have limited operational history. From our inception on July 26, 2013 (date of inception) to March 31, 2020, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the year ended March 31, 2020, we incurred operating expenses of $68,870 comprised of $43,000 of consulting fees to our Chief Executive Officer and Director of the Company, $18,750 of professional fees relating to legal, accounting, and audit fees with respect to our SEC filings, and $7,120 for general and administrative costs which included transfer agent and filing costs. During the year ended March 31, 2019, we incurred operating expenses of $31,666 comprised of $17,493 of professional fees relating to legal, accounting, and audit fees with respect to our SEC filings, and $14,173 for general and administrative costs. The increase in our operating expenses was due to consulting fees paid to our Chief Executive Officer and Director for management fees in the current year as there were no consulting fees incurred in the prior year. Furthermore, we had lower general and administrative costs due to the lack of sufficient cash flow in the Company that resulted in more streamlined day-to-day operations.

In addition to operating expenses, we incurred interest expense of $1,280 for interest incurred on our outstanding loans payable and $3,039 of accretion expense relating to the accretion of the beneficial conversion feature of an outstanding loan payable with conversion rights that was repaid during the year. Comparatively, we did not have any other income or expenses during the year ended March 31, 2019.

Net Loss

During the year ended March 31, 2020, we incurred a net loss of $73,189 or $nil per share compared with $31,666 and $nil per share for the year ended March 31, 2019.

Our Planned Exploration Program

Currently Kokkus has drilled along one zone (Kokkus 1) which represents 5% of its strike length, which has produced a JORC resource of 198,000 oz Au. Based on geological mapping, structural and geological 3D modeling and soil geochemistry carried out in 2018-2019, there are now 3 parallel Au mineralized zones, Kokkus 1, 2 & 3, and mineralization is open to the east, west and at depth. Each zone appears to be around 30m wide and extends for approximately 2.8km.

Phase 1 Exploration planned for in 2020 will focus on increasing the JORC indicated and inferred resource in the 3 zones over 750m, to increase the JORC resource to an estimated plus 650,000 oz Au, of mainly oxide ore which will be enough to complete a feasibility study and obtain a Mining Permit in 2021. The resource will be gradually increased once production starts in 2021 as the rest of the strike length is drilled. The program will involve 12,000m RC & diamond drilling.

Phase 2 will be a feasibility study which run parallel and include metallurgy, geotech, hydrology, resource, environmental and mine studies, the work on this will start in 2020 and be completed in 2021.

The total budget of the Phase 1 will be $1.835M & Phase 2 work will be $0.680M.

PLYN will be raising funds to cover the exploration costs in 2020 & 2021 to bring Kokkus into full production as early as mid-2022.

Balance Sheets

At March 31, 2020, we had cash and total assets of $77 compared with cash and total assets of $2,111 as of March 31, 2019. The overall cash and asset balance decreased from prior year as the Company had minimal transactions during the year and all out-of-pocked expenditures were financed by loans from related parties.

During the year ended March 31, 2020, we issued 20,000 common shares for settlement of debt with a fair value of $10,000. We had no capital transactions during the year ended March 31, 2019.

Cash Flows

Operating Activities

During the twelve months ended March 31, 2020, we used cash of $31,920 for operating activities compared with $20,307 during the year ended March 31, 2019. The increase in the cash used for operating activities is due to the fact that the Company received more funding from loan proceeds during the year which allowed us to have more flexibility to use more cash for operating activities during the year compared to the prior year.

Investing Activities

During the years ended March 31, 2020 and 2019, we did not have any investing activities.

Financing Activities

During the twelve months ended March 31, 2020, we received $38,000 from non-related loans which is unsecured, bears interest at 10% per annum, and is due on demand and $3,039 of convertible promissory notes which were repaid during the year. Comparatively, we received $20,500 from a related party loan during the year ended March 31, 2019 which was unsecured, non-interest bearing, and due on demand.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has an accumulated deficit of $251,437. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Palayan Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Palayan Resources, Inc. (“the Company”) as of March 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

August 5, 2020

17

Palayan Resources Inc.

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2020 $	March 31, 2019 $

ASSETS

Current Assets

Cash	77	2,111
Total Assets	77	2,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	6,645	6,184
Due to related party (Note 5)	163,830	144,175
Loan payable (Note 3)	38,000	—

Total Liabilities	208,475	150,359

Stockholders’ Deficit

Common Stock
Authorized: 500,000,000 common shares, with par value $0.001
Issued and outstanding: 30,020,000 and 30,000,000 common shares, respectively	30,020	30,000
Additional paid-in capital	13,019	—
Accumulated deficit	(251,437)	(178,248)
Total Stockholders’ Deficit	(208,398)	(148,248)
Total Liabilities and Stockholders’ Deficit	77	2,111

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.

Statements of Operations

(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
	$	$
Operating Expenses

Consulting	43,000	—
General and administrative	7,120	14,173
Professional fees	18,750	17,493
Total Operating Expenses	68,870	31,666
Net Loss Before Other Expense	(68,870)	(31,666)
Other Expense
Interest expense	(1,280)	—
Accretion expense	(3,039)	—
Total Other Expense	(4,319)	—
Net Loss	(73,189)	(31,666)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	30,000,329	30,000,000

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.

Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
	#	$	$	$	$
Balance as at March 31, 2018	30,000,000	30,000	—	(146,582)	(116,582)

Net loss for the year	—	—	—	(31,666)	(31,666)

Balance as at March 31, 2019	30,000,000	30,000	—	(178,248)	(148,248)

Issuance of common stock for debt settlement	20,000	20	9,980	—	10,000

Beneficial conversion feature on convertible notes issued	—	—	3,039	—	3,039

Net loss for the year	—	—	—	(73,189)	(73,189)

Balance as at March 31, 2020	30,020,000	30,020	13,019	(251,437)	(208,398)

(The accompanying notes are an integral part of these financial statements)

Palayan Resources Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019
	$	$
Operating Activities
Net loss for the year	(73,189)	(31,666)
Accretion Expense	3,039	—
Expenses paid by related party	2,250	6,675
Expenses paid on behalf of the company	8,114	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	461	4,684
Due to related parties	27,405	—
Net Cash Used in Operating Activities	(31,920)	(20,307)
Financing Activities
Proceeds from convertible notes payable	2,925
Proceeds from non-related party loan	30,000
Proceeds from related party loan	—	20,500

Repayment of convertible notes payable	(3,039)	—
Net Cash Provided By Financing Activities	29,886	20,500
Net change in cash	(2,034)	193
Cash – Beginning of Period	2,111	1,918
Cash – End of Period	77	2,111

Supplemental Disclosures
Interest paid	690	—
Income tax paid	—	—

Non-cash Investing and Financing Activities
Original issue discount on convertible notes	3,039	—
Stock issuance for services to related party	10,000	—

(The accompanying notes are an integral part of these financial statements)

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

Prior to year end, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2020, the Company has generated no revenues to date, and has an accumulated deficit of $251,437. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2020 and 2019, the Company had no cash equivalents.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2020, and 2019, the Company had no potentially dilutive shares.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2020 and 2019, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Loans Payable

(a)	As at March 31, 2020, the Company owed $33,000 (2019 - $nil) a non-related party, which is unsecured, bears interest at 10% per annum, and is due on demand. During the year ended March 31, 2020, the Company incurred interest expense of $768 (2019 - $nil) which has been recorded in accounts payable and accrued liabilities.

(b)	As at March 31, 2020, the Company owed $5,000 (2019 - $nil) to a non-related party, which is unsecured, bears interest at 10% per annum, and is due on demand. During the year ended March 31, 2020, the Company incurred interest expense of $441 (2019 - $nil) which has been recorded in accounts payable and accrued liabilities.

4.	Convertible Notes Payable

(a)	On November 29, 2019, the Company received $2,100 in cash and $114 in expenses paid by a convertible promissory note, which was unsecured, bears interest at 10% per annum, is due at the earlier of: (i) 90 days from the date of the note; (ii) successful close of an equity financing greater than $100,000; or (iii) an event of default, and is convertible into common shares at a conversion price of $0.001 per share. The Company recorded a beneficial conversion feature of $2,100, which was accreted over the expected life of the promissory note. On February 21, 2020, the convertible promissory note was repaid. During the year ended March 31, 2020, the Company recorded accretion expense of $2,100.

(b)	On December 13, 2019, the Company received $825 in cash and $114 in expenses paid by a convertible promissory note, which was unsecured, bears interest at 10% per annum, and is due at the earlier of: (i) 90 days from the date of the note; (ii) successful close of an equity financing greater than $100,000; or (iii) an event of default, and is convertible into common shares at a conversion price of $0.001 per share. The Company recorded a beneficial conversion feature of $939, which was accreted over the expected life of the promissory note. On February 21, 2020, the convertible promissory note was repaid. During the year ended March 31, 2020, the Company recorded accretion expense of $939.

5.	Related Party Transactions

(a)	As at March 31, 2020, the Company owed $146,425 (2019 - $144,175) to the former CEO and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2020, the Company received $nil (2019 - $20,500) and $2,250 in paid expenses (2019 - $6,675) from the former CEO and Director of the Company.

(b)	As at March 31, 2020, the Company owed $17,405 (2019 - $nil) to the CEO and President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2020, the Company incurred consulting fees of $43,000 (2019 - $nil) to the CEO and President of the Company.

(c)	On March 27, 2020 the CEO and President of the company converted $10,000 of debt for 20,000 shares of restricted common stock.

6.	Common Stock

(a)	On March 27, 2020, the Company issued 20,000 shares of common stock to the CEO and President for $10,000 of Accrued Consulting Services performed during the year ended March 31, 2020. On the date of the settlement, the Common Stock price was $0.50, resulting in no gain or loss. See Note 5 for additional information.

7.	Income Taxes

The Company has $243,398 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2035.The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% in 2019 and 2020 to net loss before income taxes. As at March 31, 2020, the Company had no uncertain tax positions.

	March 31, 2020 $	March 31, 2019 $
Net loss before taxes	73,189	31,666
Statutory rate	21%	21%
Computed expected tax recovery	(15,370)	(6,650)
Permanent differences	638	—
Change in valuation allowance	14,732	6,650
Income tax provision	—	—

The significant components of deferred income tax assets and liabilities as at March 31, 2020 after applying enacted corporate income tax rates are as follows:

	2020 $	2019 $
Net operating losses carried forward	51,114	36,382
Valuation allowance	(51,114)	(36,382)
Net deferred tax asset	—	—

8.	Subsequent Events

(a)	On April 1, 2020, the Company entered into an employment agreement with its Chief Executive Officer and Director for $7,500 per month for a period of one year.

(b)	On April 2, 2020, the Company entered into a Share Exchange Agreement (the “Agreement”) with Scythian Mining Group Limited (“SMG”), and its wholly-owned subsidiary SMG-Gold B.V (“SMG-Gold”). As per the terms of the Agreement, the Company shall acquire 100% of the shares of SMG-Gold in exchange for 1,000,000 Class A Preferred Shares, 1,500,000 Class B Preferred Shares, and 1,000,000 Class C Preferred Shares. On May 1, 2020, the Agreement was amended to include additional payments of $100,000 on or before July 15, 2020, $400,000 by August 15, 2020, and $250,000 by October 15, 2020 as well as the issuance of 4,000,000 common shares of the Company. The preferred series A shares vote at a ratio of 100-to-1 and convert at a ratio of 15-to-1 while the preferred series C shares have no voting rights but convert at a ratio of 30-to-1. The Agreement closed on June 1, 2020 and on June 8 and 9, 2020, the Company issued 4,000,000 common shares, 1,000,000 Class A preferred shares, 1,500,000 Class B Preferred Shares, and 1,000,000 Class C Preferred Shares as part of the acquisition.

(c)	On June 1, 2020, Company amended its Articles of Incorporation by filing an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.001 from 75,000,000 to 500,000,000 and to authorize the issuance of up to 100,000,000 shares of blank check preferred stock, which includes the following:

●	5,000,000 Class A Preferred Shares (“Class A”), par value of $0.001 per share, voting rights at a ratio of 100-to-1, and convertible into common shares at a rate of 15 common shares per Class A share;

●	5,000,000 Class B Preferred Shares (“Class B”), par value of $0.001 per share, voting rights at a ratio of 1-to-1, and convertible into common shares at a rate of 10 common shares per Class B share; and

●	5,000,000 Class C Preferred Shares (“Class C”), par value of $0.001 per share, no voting rights, and convertible into common shares at a rate of 30 common shares per Class C share.

●	On June 3, 2020, the company received $5,000 cash in the form of a unsecured promissory note payable to Miko Roka S.A. de C.V.

●	On June 17, 2020, the company received $25,000 in cash in the form of an unsecured promissory note due to Viveka Limited.

●	On May 4, 2020, Messrs. John Emmott and Barry Davis were added to the Board of Directors, by reference 8K filed June 30, 2020.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2020, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over financial reporting

During the year ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one, and we currently have only one director.

Our current director and officers are as follows:

Name	Age	Position
James E Jenkins	65	President and Director
Roy Y Salisbury	62	Director
Wayne Yamamoto	65	Director

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

Other Directorships

Our directors hold other directorships in companies with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Item 11.      Executive Compensation

We have no standard arrangement to compensate our director or officers for their services in their respective capacity as directors or officers. The director and officers are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Currently, the directors receive and have received no funds or other cash considerations.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2020, the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

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

Corporate Governance

Director Independence

We do not have a standing audit, compensation, or nominating committee, but our entire Board of Directors acts in such capacities. We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the Board of Directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.      Principal Accounting Fees and Services

We have engaged Sadler, Gibb & Associates, LLC, as our auditors since 2014.  For fiscal years ended March 31, 2020, and 2019, total audit fees were $14,000 and $8,500, respectively.  We made no other payments to our auditors.

31

PART IV

Item 15.      Exhibits, Financial Statement Schedules

1.        Financial Statement Schedules

   Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2.        Exhibits

Exhibit No	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Specimen Stock Certificate (1)

14.1	Code of Ethics (1)

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed in Amendment to Registration Statement on Form S-1 (file no. 333-197542)

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2020.

Palayan Resources Inc.

By /s/ James Jenkins
James Jenkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ James Jenkins	President (Principal Executive	August 5, 2020
James Jenkins	Officer) and Director

/s/ James Jenkins	Secretary and Treasurer (Principal	August 5, 2020
James Jenkins	Accounting and Financial Officer)