Form 10-Q
period 2020-06-30
Palayan Resources, Inc.
filed 2020-09-22
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☒  Yes     ☐ No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of September 17, 2020 was 34,376,758.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

Palayan Resources Inc.

June 30, 2020

(unaudited)

Palayan Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	June 30, 2020 $ (unaudited)	March 31, 2020 $
ASSETS

Current Assets

Cash	15,489	77
Prepaid deposit and expenses (Note 5)	16,000	—
Total Assets	31,489	77

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	29,916	6,645
Loans payable (Note 4)	68,000	38,000
Due to related parties (Note 3)	186,330	163,830

Total Liabilities	284,246	208,475

Stockholders’ Deficit

Common Stock
Authorized: 500,000,000 common shares, with par value $0.001
Issued and outstanding: 34,366,758 and 30,020,000 common shares, respectively	34,367	30,020
Additional paid-in capital	26,059	13,019
Accumulated deficit	(313,183)	(251,437)
Total Stockholders’ (Deficit)	(252,757)	(208,398)
Total Liabilities and Stockholders’ (Deficit)	31,489	77

Nature of Operations and Continuance of Business (Note 1)

Subsequent Events (Note 6)

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	$	$
Operating Expenses

Consulting	29,911	8,500
General and administrative	5,299	1,180
Professional fees	25,500	6,500
Total Operating Expenses	60,710	16,180
Net Loss Before Other Expense	(60,710)	(16,180)
Other Expense
Interest expense	(1,036)	(64)
Net Loss	(61,746)	(16,244)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	31,012,692	30,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance, March 31, 2020	30,020,000	30,020	13,019	(251,437)	(208,398)

Shares issued for services	346,758	347	1,040	—	1,387

Shares issued as deposit for acquisition of SMG-Gold B.V.	4,000,000	4,000	12,000	—	16,000

Net loss for the period	—	—	—	(61,746)	(61,746)

Balance, June 30, 2020	34,366,758	34,367	26,059	(313,183)	(252,757)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance, March 31, 2019	30,000,000	30,000	—	(178,248)	(148,248)

Net loss for the period	—	—	—	(16,244)	(16,244)

Balance, June 30, 2019	30,000,000	30,000	—	(194,492)	(164,492)

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
	$	$
Operating Activities
Net loss	(61,746)	(16,244)
Items not involving cash:
Shares issued for services	1,387	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,271	7,699
Due to related party	22,500	3,655
Net Cash Used In Operating Activities	(14,588)	(4,890)
Financing Activities
Proceeds from loans payable	30,000	5,000
Net Cash Provided By Financing Activities	30,000	5,000
Increase in Cash	15,412	110
Cash – Beginning of Period	77	2,111
Cash – End of Period	15,489	2,221
Non-Cash Investing and Financing Activities:
Common shares issued as deposit for acquisition of SMG-Gold B.V.	16,000	—
Supplemental Disclosures
Interest paid	—	—
Income tax paid	—	—

(The accompanying notes are an integral part of these condensed financial statements)

Palayan Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Palayan Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2013 and is a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. On April 1, 2020, the Company entered into a share exchange agreement with Scythian Mining Group Ltd. to acquire 100% interest in SMG-Gold B.V. (“SMG Gold”), a Netherlands company. The agreement was closed on July 7, 2020 and SMG-Gold became a wholly-owned subsidiary of the Company.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

Going Concern

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2020, the Company has generated no revenues to date, has a working capital deficit of $252,757, and has an accumulated deficit of $313,183. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. The Company’s fiscal year-end is March 31.

(b)	Use of Estimates

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

(c)	Interim Condensed Financial Statements

These interim condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Palayan Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(d)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30 and March 31, 2020, the Company had no potentially dilutive shares.

(e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

(a)	As at June 30, 2020, the Company owed $146,425 (March 31, 2020 - $146,425) to the former President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand

(b)	As at June 30, 2020, the Company owed $39,905 (March 31, 2020 - $17,405) to the President of the Company. The amount is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2020, the Company incurred consulting fees of $22,500 (June 30, 2019 - $8,500) to the President of the Company.

(c)	During the period ended June 30, 2020, the Company issued 30,968 common shares with a fair value of $124 to directors of the Company for services. Refer to Note 5(b).

4.

Loans Payable

(a)	On June 17, 2020 the Company issued a note payable for $25,000 to a non-related party. As at June 30, 2020, the Company owed a total of $58,000 (March 31, 2020 - $33,000) to the non-related party, all notes are unsecured, bear interest at 10% per annum, and are due on demand. During the period ended June 30, 2020, the Company incurred interest expense of $912 (June 30, 2019 - $nil) which has been recorded in accounts payable and accrued liabilities.

(b)	On June 3, 2020 the Company issued a note payable for $5,000 to a non-related party. As at June 30, 2020, the Company owed $5,000 (March 31, 2020 - $nil) to the non-related party, which is unsecured, bears interest at 10% per annum, and is due on demand.

(c)	As at June 30, 2020, the Company owed $5,000 (March 31, 2020 - $5,000) to a non-related party, which is unsecured, bears interest at 10% per annum, and is due on demand. During the period ended June 30, 2020, the Company incurred interest expense of $125 (June 30, 2019 - $64) which has been recorded in accounts payable and accrued liabilities.

5.	Share Capital

(a)	On June 8, 2020, the Company issued 4,000,000 common shares with a fair value of $16,000 as a deposit for the proposed acquisition of SMG Gold. The fair value of the common shares issued was based on an independent valuation of the fair value of the Company’s common stock on the date of issuance. Refer to Note 6(a).

(b)	On June 8, 2020, the Company issued 30,968 common shares with a fair value of $124 to directors of the Company for services. The fair value of the common shares issued was based on an independent valuation of the fair value of the Company’s common stock on the date of issuance.

(c)	On June 19, 2020, the Company issued 315,790 common shares with a fair value of $1,263 for consulting and advisory services to a non-related party. The fair value of the common shares issued was based on an independent valuation of the fair value of the Company’s common stock on the date of issuance.

Palayan Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

6.

Subsequent Events

(a)	On April 2, 2020, the Company entered into a Share Exchange Agreement with Scythian Mining Group Limited (“SMG”), and its wholly owned subsidiary SMG-Gold B.V. (“SMG-Gold”). As per the terms of the agreement, the Company shall acquire 100% of the shares of SMG-Gold in exchange for 1,000,000 Series A preferred shares, and 300,000 Series C preferred shares. In addition, the Company will issue 4,000,000 common shares (issued on June 8, 2020 with a fair value of $16,000 – refer to Note 5(a) above) as part of the payment of outstanding liabilities that will be assumed by SMG-Gold as part of the acquisition. The Company received its 100% interest in SMG-Gold on July 7, 2020 but has not released the Series A and C preferred shares to SMG pending the transfer of the mineral property rights to SMG-Gold which is still outstanding as of the date of the filing. The acquisition is accounted for as an acquisition of a wholly-owned subsidiary, as the acquisition of SMG-Gold did not result in a change in control either through voting rights or with management and board representation in the Company.

(b)	On July 7, 2020, the Company, through SMG-Gold, its wholly owned subsidiary, received $47,500 from the issuance of a loan payable which is unsecured, non-interest bearing, and due on December 31, 2020.

(c)	On July 14, 2020, the Company issued 10,000 common shares for consulting services.

(d)	On August 3, 2020 the Company entered into a consulting agreement with KBHS, LLC, Kevin Harrington, Member. On August 31, 2020 the Company sent a notice terminating the Agreement with KBHS, LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

Since inception we have raised capital through private placements of common stock aggregating $35,000. Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

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

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its loans to meet current and future liabilities over the foreseeable future. Based on our cash on hand of approximately $15,489 as at June 30, 2020, we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to the Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to June 30, 2020, we did not generate any revenues.

Expenses

Three months ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we incurred operating expenses of $60,710 compared to $16,180 during the three months ended June 30, 2019. The increase in operating expenses is due to issuance of share-based compensation of $1,387 relating to the issuance of common shares for director’s fees and consulting services, as well as an increase in professional fees of $19,000 relating to audit, accounting, and legal costs relating to our SEC filing requirements. Furthermore, we incurred management consulting fees of $22,500 to our Chief Executive Officer and Director.

Net Loss

During the three months ended June 30, 2020, we incurred a net loss of $61,746 compared to a net loss of $16,244 for the three months ended June 30, 2019. In addition to operating expense, the Company incurred $1,036 of interest expense for loans payable of $68,000 which is unsecured, bears interest at 10% per annum, and is due on demand. For the three months ended June 30, 2020 and 2019, we had a net loss per share of $nil.

Liquidity and Capital Resources

At June 30, 2020, the Company had cash of $15,489 and total assets of $31,489 compared with cash and total assets of $77 at March 31, 2020. During the period, we issued 4,000,000 common shares with a fair value of $16,000 which was issued in June 2020, as a deposit for the acquisition of SMG-Gold B.V. The fair value of the common shares issued was based on an independent valuation of the fair value of the Company’s common stock on the date of issuance. Refer to Note 6(a).

At June 30, 2020, the Company had liabilities of $284,246 compared to liabilities of $208,475 at March 31, 2020. The increase in liabilities is due to $23,271 increase in accounts payable and accrued liabilities relating to unpaid professional fees and day-to-day transactional costs, an increase of $30,000 in loans payable for two additional loans issued during the period which are unsecured, bear interest at 10% per annum, and are due on demand, and $22,500 increase in amounts due to related parties relating to unpaid management fees incurred during the period.

On June 8, 2020, the Company issued 4,000,000 common shares with a fair value of $16,000 as a deposit for the acquisition of SMG-Gold B.V., which acquisition was entered into on April 6, 2020, and closed on July 7, 2020. The fair value of the common shares issued was based on an independent valuation of the fair value of the Company’s common stock on the date of issuance. Refer to Note 6(a). Furthermore, we issued 346,758 common shares with a fair value of $1,387 for services including 30,968 common shares with a fair value of $124 for director’s fees.

Cash Flows

Cash from Operating Activities

During the three months ended June 30, 2020, we used cash of $14,588 for operating activities compared to $4,890 during the three months ended June 30, 2019. Overall, we had limited cash flows during the period and the use of cash is consistent on a year-to-year basis.

Cash from Investing Activities

During the three months ended June 30, 2020 and 2019, we did not have any investing activities.

Cash from Financing Activities

During the three months ended June 30, 2020, we received $30,000 of funding from a loan payable which is unsecured, bears interest at 10% per annum, and is due on demand compared to $5,000 of proceeds from a loan payable received during the three months ended June 30, 2019.

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

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and an accumulated deficit of $313,813. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2020.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2020.

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

PALAYAN RESOURCES, INC.

Date: September 22, 2020	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)