Form 10-Q/A
period 2020-06-30
Palayan Resources, Inc.
filed 2020-09-24
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of September 17, 2020 was 34,376,758.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

EXPLANATORY NOTE

Palayan Resources, Inc. (the “Registrant”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the Form 10-Q), filed with the Securities & Exchange Commission (“SEC”) on September 22, 2020, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly indicated that the Registrant is a shell company as defined in rule 12b-2 of the Exchange Act. On June 29, 2020, the Registrant filed a Current Report on Form 8-K which included “Form-10 Disclosure” and information required under Item 5.06 of Form 8-K, taking the Registrant out of shell status. The cover page of this Form 10-Q/A correctly checks the box indicating that the Registrant is not a shell company. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALAYAN RESOURCES, INC.

Date: September 24, 2020	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)