Form 10-Q
period 2020-09-30
Palayan Resources, Inc.
filed 2020-11-23
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to )

Commission File Number: 000-55348

Palayan Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-4575865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9300 Conroy Windermere Rd. #3250
Windermere, FL	34786
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☒     No ☐

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 23, 2020 was 34,376,758.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission (“SEC”).

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether resulting from new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this Quarterly Report to the words "we," "our," "us," the "Company," "PLYN," or “Palayan” refer to Palayan Resources, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PALAYAN RESOURCES, INC.

FORM 10-Q

September 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$5,925	$77
Total current assets	5,925	77

Property, plant and equipment, net	911	–
Total Assets	$6,836	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$39,379	$6,645
Notes payable – non-related parties	68,000	38,000
Notes payable – related party	25,600	–
Due to related parties	186,330	163,830
Total current liabilities	319,309	208,475
Long-term liabilities:
Convertible note payable – non-related party, net of debt discount	33,285	–
Total long-term liabilities	33,285	–
Total Liabilities	352,594	208,475

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; none issued and outstanding at September 30, 2020 and March 31, 2020	–	–
Series B – 5,000,000 shares authorized; none issued and outstanding at September 30, 2020 and March 31, 2020	–	–
Series C – 5,000,000 shares authorized; none issued and outstanding at September 30, 2020 and March 31, 2020	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 34,376,758 and 30,020,000 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	34,377	30,020
Additional paid-in capital	49,481	13,019
Accumulated deficit	(429,616)	(251,437)
Total Stockholders' Deficit	(345,758)	(208,398)
Total Liabilities and Stockholders’ Deficit	$6,836	$77

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Six Months Ended September 30, 2020	For the Six Months Ended September 30, 2019

Operating expenses:
Selling and marketing expense	$5,116	$–	$5,116	$–
General and administrative expense	108,494	17,975	169,204	34,155
Total operating expense	113,610	17,975	174,320	34,155

Operating loss	(113,610)	(17,975)	(174,320)	(34,155)

Other (expense):
Interest expense	(2,823)	(126)	(3,859)	(190)

Loss before provision for income taxes	(116,433)	(18,101)	(178,179)	(34,345)

Provision for income taxes	–	–	–	–

Net loss	$(116,433)	$(18,101)	$(178,179)	$(34,345)

Weighted average shares basic and diluted	34,376,649	30,000,000	32,713,807	30,000,000

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2020	—	$—	—	$—	—	$—	30,020,000	$30,020	$13,019	$(251,437)	$(208,398)
Stock issued for services	—	—	—	—	—	—	346,758	347	1,040	—	1,387
Stock issued as deposit for acquisition	—	—	—	—	—	—	4,000,000	4,000	12,000	—	16,000
Net loss	—	—	—	—	—	—	—	—	—	(61,746)	(61,746)
Balance – June 30, 2020 (Unaudited)	—	—	—	—	—	—	34,366,758	34,367	26,059	(313,183)	(252,757)
Sale of common shares	—	—	—	—	—	—	10,000	10	4,990	—	5,000
Beneficial conversion feature	—	—	—	—	—	—	—	—	18,432	—	18,432
Net loss	—	—	—	—	—	—	—	—	—	(116,433)	(116,433)
Balance – September 30, 2020 (Unaudited)	—	$—	—	$—	—	$—	34,376,758	$34,377	$49,481	$(429,616)	$(345,758)

	Preferred Stock – Series A		Preferred Stock – Series B		Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2019	—	$—	—	$—	—	$—	30,000,000	$30,000	$—	$(178,248)	$(148,248)
Net loss	—	—	—	—	—	—	—	—	—	(16,244)	(16,244)
Balance – June 30, 2019 (Unaudited)	—	—	—	—	—	—	30,000,000	30,000	—	(194,492)	(164,492)
Net loss	—	—	—	—	—	—	—	—	—	(18,101)	(18,101)
Balance - September 30, 2019 (Unaudited)	—	$—	—	$—	—	$—	30,000,000	$30,000	$—	$(212,593)	$(182,593)

See accompanying notes to unaudited financial statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended September 30, 2020	For the Six Months Ended September 30, 2019
Cash flows from operating activities:
Net loss	$(178,179)	$(34,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of shares issued as acquisition deposit	16,000	–
Shares issued for services	1,388	–
Depreciation and amortization	1,929	–
Expenses paid by related party	–	10,250
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	32,734	2,343
Due to related parties	22,499	15,655
Net cash used in operating activities	(103,629)	(6,097)

Cash flows from investing activities:
Capital expenditures	(1,123)	–
Net cash provided by investing activities	(1,123)	–

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	–
Proceeds from issuance of notes payable – non-related parties	80,000	5,000
Proceeds from issuance of note payable – related party	25,600	–
Net cash provided by financing activities	110,600	5,000

Net change in cash	5,848	(1,097)
Cash, beginning of period	77	2,111
Cash, end of period	$5,925	$1,014

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Beneficial conversion feature	$18,432	$–

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

1.	Organization History and Business

Organization and Business

We were incorporated in the State of Nevada on July 26, 2013 and are a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. On April 2, 2020, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Scythian Mining Group Ltd. (“SMG”), a United Kingdom company, to acquire 100% interest in SMG-Gold B.V. (“SMG-Gold”), a Dutch limited liability company (the “SMG-Gold Acquisition”). While the Exchange Agreement was closed on July 7, 2020, it was never finalized because consideration for the transaction was never fully exchanged. On November 18, 2020, our Board of Directors voted unanimously to rescind the transaction and return the SMG-Gold shares to SMG. See Note 3 for additional information.

Because the SMG-Gold Acquisition was never completed and has been rescinded, our Company has no operating business. Management is currently investigating several acquisition opportunities.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on our Company is not currently determinable, but management continues to monitor the situation.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on August 5, 2020. The results of operations for the three and six months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $429,616 as of September 30, 2020. We presently have limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital, we could be forced to cease operations.

The continuation of our Company as a going concern is dependent upon continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if our Company is unable to continue as a going concern.

New Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and determined that they were either disclosed in our most recently filed Form 10-K or, based on current operations, are not believed to have a material impact on our financial statements.

3.	SMG-Gold Acquisition

As stated in Note 1, on April 2, 2020, we entered into the Exchange Agreement with SMG and SMG’s wholly owned subsidiary SMG-Gold. Under the Exchange Agreement, SMG agreed to exchange one hundred percent (100%) of the issued and outstanding shares of SMG-Gold for an aggregate of 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series C Preferred Stock (the “Preferred Stock Consideration”). On September 4, 2020, we entered into the First Amendment to the Exchange Agreement which reduced the Series C Preferred Stock consideration to 300,000 shares. The effective date of the First Amendment was June 1, 2020. The Closing of the Exchange Agreement was dependent on certain conditions being met.

On April 6, 2020 we entered into an Escrow Agreement, with the parties Charles Giannetto (the “Escrow Agent”), SMG-Gold, and shareholders Joel Cortez and Mark Soo. The Escrow Agreement required, among other things, that the Escrow Agent hold the Series A and Series C Preferred shares referred to above until such time as all participatory interests in Altyn Kokus LLP, a limited liability partnership organized under the laws of Kazakhstan engaged in mining operations, were transferred to SMG-Gold. In November 2019, SMG-Gold had been assigned the rights and obligations of these participatory interests, but the assignment was not complete since the participatory interest had not been legally transferred to SMG-Gold because certain payments had not been paid to Bulat Kulchimbayev (“Bulat”), a Kazakhstan national, in consideration for the sale of the participatory interests.

Additionally, as part of the Escrow Agreement, the Escrow Agent was to hold 10,000,000 of our common shares owned by Joel Cortez and 5,000,000 of our common shares owned by Mark Soo until completion of the Exchange Agreement at which time the common shares would be exchanged for shares of our Series B Preferred Stock, 1,000,000 shares for Joel Cortez and 500,000 shares for Mark Soo. Pursuant to our Form 8-K filed on June 29, 2020 under the Form 10 Disclosure, Item 4, Note (7), Messrs. Cortez and Soo opted not to exchange their shares of our common stock totaling an aggregate of 15,000,000 shares for shares of our Series B Preferred Stock. Instead, they will retain their shares of our restricted common stock.

On May 1, 2020, SMG-Gold and Bulat agreed to modify the obligations payable to Bulat as follows: (1) SMG-Gold would pay Bulat a total of $750,000 in US Dollars, payable at various dates through October 15, 2020 ($15,000 of which has been paid to date); and (2) in anticipation of the closing of the Exchange Agreement, SMG-Gold would provide that Palayan Resources, Inc. would issue to Bulat 4,000,000 shares of our restricted common stock. We issued the 4,000,000 shares of our common stock to Bulat on June 8, 2020 and recorded a deposit for the proposed SMG-Gold Acquisition of $16,000 based on an independent third-party valuation of the fair value of our common stock on the date of issuance.

On June 1, 2020, we entered into a Waiver of Conditions & Closing Agreement (the “Closing Agreement”) with SMG and SMG-Gold. The Closing Agreement waived certain closing conditions and caused the Exchange Agreement to be closed once the SMG-Gold shares were registered as required by Dutch Civil Code. Although the SMG-Gold share registration into Palayan Resources, Inc. was completed on July 7, 2020, which effectively closed the Exchange Agreement, the Preferred Stock Consideration was not transferred to SMG because the participation interests in Altyn Kokus LLP had not been transferred to SMG-Gold, as required by the Escrow Agreement, due to non-payment to Bulat of the cash obligations owing to him.

To date, Bulat has not received any cash obligations owed to him, except for the $15,000 previously paid by us, and has not transferred the participation interests in Altyn Kokus LLP to SMG-Gold. It appears highly unlikely that any additional cash obligation will be paid to Bulat and, as a result, equally unlikely that the participation interests in Altyn Kokus LLP will be transferred to SMG-Gold. As such, the transaction contemplated by the Exchange Agreement has been deemed to be incomplete. Given the uncertainty of being able to complete the transaction, on November 18, 2020, our Board of Directors called a Special Meeting in which they concluded that it is in the best interests of our Company to rescind the SMG-Gold Acquisition. As such, our Board voted unanimously to rescind the Exchange Agreement, to return the parties to their respective positions prior to entering into the Exchange Agreement, to the extent possible, to return the SMG-Gold shares to SMG, and to place a Stop Transfer Order with our transfer agent for the 4,000,000 shares of our common stock issued to Bulat.

In connection with the Exchange Agreement, during the three months ended September 30, 2020, we have recorded a General and Administrative expense totaling $31,000. This amount consists of the $15,000 paid in cash to Bulat plus $16,000 in value for the 4,000,000 common shares issued to Bulat, since the Stop Transfer Order has not yet been put into effect.

4.	Property, Plant and Equipment, net

As of September 30, 2020, property, plant and equipment consists of a laptop computer. Depreciation was calculated on a straight-line basis over a three-year period and was $212 for the three and six months ended September 30, 2020. There was no depreciation for the three and six months ended September 30, 2019.

5.	Related Party Transactions

Payable to Stockholder

From time to time, we have received advances from Joel Cortez, our largest stockholder. As of September 30, 2020, we owe Mr. Cortez $146,425 for amounts advanced. These advances bear no interest and are reported on our Balance Sheets under the caption Due to Related Parties. For the six months ended September 30, 2020, there were no advances received from or repaid to Mr. Cortez.

In addition, on September 10, 2020, we issued an unsecured promissory note to Mr. Cortez in the amount of $25,600 which is reported on our Balance Sheet under the caption Note Payable – Related Party. See Note 6 for additional information.

Employment Agreement

Under an April 1, 2020 Executive Employment Agreement, we retained the services of Mr. James Jenkins, our CEO and Director, by and through Irvine America MB Management, LLC (“IAMB”) as reported on Form 8-K filed on April 6, 2020. The employment agreement calls for monthly payments of $7,500 to IAMB for Mr. Jenkins services along with business expense reimbursements and employee benefits, if and when offered. No employee benefits are offered at this time.

As of September 30, 2020, we owe $39,905 for the services of Mr. Jenkins. The amounts owed for Mr. Jenkins services are reported on our Balance Sheets under the caption Due to Related Parties.

During the six months ended September 30, 2020, we have paid IAMB $27,500 and accrued an additional $17,500 owing under the employment agreement.

6.	Notes Payable

Notes payable consists of the following at September 30, 2020:

	September 30, 2020	March 31, 2020
Non-Related Parties:
Unsecured promissory notes	$68,000	$38,000
Unsecured convertible promissory note	50,000	–
Less debt discount on convertible promissory note	(16,715)
Subtotal – non-related parties	101,285	38,000
Less current portion	(68,000)	(38,000)
Long-term portion	$33,285	$–

Related Party:
Unsecured promissory note	$25,600	$–
Subtotal – related party	25,600	–
Less current portion	(25,600)	–
Long-term portion	$–	$–

During our fiscal year ended March 31, 2020, we issued three unsecured promissory notes to unrelated third parties in the principal amounts aggregating $38,000. During the six months ended September 30, 2020, we issued two unsecured promissory notes to unrelated third parties in the principal amounts aggregating $30,000. Each note contained the same terms, bearing interest at 10% per annum and being repayable on demand. No demand for payment has been made to date with respect to these notes payable and no payments have been made.

On July 24, 2020, we issued an unsecured convertible promissory note to an unrelated third party in the principal amount of $50,000. The note bears interest at 10% per annum. The note is repayable on the earlier of (1) mandatory and automatic conversion provisions of the note or (2) the two (2) year anniversary of the note. The principal and accrued interest of this note may be converted, in whole, into shares of our common stock at the option of the note holder at any time after 30 days from the issue date. In addition, if at any time prior to maturity (a) the closing price of our common stock for five consecutive trading days equals or exceeds $2.00 per share, and (b) the daily trading volume equals or exceeds 20,000 shares during the same five consecutive trading days, then all unpaid principal and accrued interest shall be automatically converted into shares of our common stock. The conversion price for this note is $1.00 per share. We have determined that this convertible note contains a beneficial conversion feature of $18,432 based on the difference between the fair market value of our common stock on the date of issuance and the conversion price. We have recorded this amount as a debt discount and are amortizing the discount on a straight-line basis over the two-year term of the note. During the three months ended September 30, 2020 we recorded amortization expense of $1,716 in connection with this note.

On September 10, 2020, we issued an unsecured promissory note to a related third party, Mr. Cortez, in the amount of $25,600. The note bears interest at 10% per annum and is payable on demand. No demand for payment has been made to date with respect to this note payable and no payments have been made.

7.	Capital Stock

On June 1, 2020, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 75,000,000 to 500,000,000 and to authorize the issuance of up to 100,000,000 shares of blank check preferred stock.

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and, as of September 30, 2020, have designated three (3) series of preferred stock whose rights are described below:

Series A Preferred Stock – we have designated 5,000,000 Series A preferred shares. The Series A preferred ranking is senior to common shares, no dividends are payable, and each share is convertible into common shares at a rate of 15 common shares for each Series A preferred share. The voting rights for the Series A preferred was originally designated to be 100 votes for each Series A preferred share. On September 4, 2020 in the First Amendment to the Exchange Agreement, the voting rights were reduced to 20 votes for each Series A preferred share. No Series A preferred shares are issued and outstanding at either September 30, 2020 or March 31, 2020.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. The voting rights for this Series B is designated to be 10 votes for each Series B preferred share. No Series B preferred shares are issued and outstanding at either September 30, 2020 or March 31, 2020.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either September 30, 2020 or March 31, 2020.

As described in Note 3, the provisions of the Exchange Agreement and the Escrow Agreement calling for the exchange of 10,000,000 common shares held by Joel Cortez and 5,000,000 common shares held by Mark Soo to be exchanged into shares of Series B Preferred Stock has been cancelled.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

During the six months ended September 30, 2020, the following activity took place with respect to our common stock:

(1)	As stated in Note 3, we issued 4,000,000 shares to Bulat at fair value of $16,000 based on an independent third-party valuation of the fair value of our common stock on the date of issuance.

(2)	We issued 30,968 shares for Board of Director services rendered by two individuals. We recorded a general and administrative expense of $124 in the three months ended June 30, 2020 in connection with this issuance based on the fair market value of our common stock on the date of issuance.

(3)	We issued 315,790 to a vendor for services and recorded a general and administrative expense of $1,263 in the three months ended June 30, 2020 in connection with this issuance based on the fair market value of our common stock on the date of issuance.

(4)

We sold 10,000 shares in the three months ended September 30, 2020 for a total of $5,000.

8.	Subsequent Events

a.      On November 18, 2020, our Board of Directors voted unanimously to rescind the Exchange Agreement, to return the parties to their respective positions prior to entering into such agreement, to the extent possible, including returning the SMG-Gold shares to SMG, and placing a Stop Transfer Order with our transfer agent for the 4,000,000 shares of our common stock issued to Bulat.

b.       As at November 6, 2020, we issued a note payable for $20,000 to a non-related party, which is unsecured, bears interest at 10% per annum, and is due on demand.

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

Liquidity and Capital Resources

Since inception we have raised capital through private placements of common stock aggregating $40,000. Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of the securities being registered in this report. We estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
Legal and accounting fees and expenses(2)	12 months	95,000
Investor relations and capital raising	12 months	500,000
General and administrative expenses	12 months	183,000
Transfer Agent and Edgar Services	12 months	18,000
Total		796,000

(1)	Budget Items are listed in order of priority.
(2)	Includes $45,000 for accounting and auditing.

Since our initial share issuances, our company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its loans to meet current and future liabilities over the foreseeable future. Based on our cash on hand of approximately $5,925 as of September 30, 2020, we will be required to raise additional funds to execute our current plan of operation. We have no commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to September 30, 2020, we did not generate any revenues.

Expenses

Three months ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we incurred operating expenses of $113,610 compared to $17,975 during the three months ended September 30, 2019. The 2020 period includes a $31,000 loss related to the rescission of the SMG-Gold transaction as well as a $1,387 expense from the issuance of common stock for directors’ fees and consulting services. Additionally, in the 2020 period we incurred management consulting fees of $22,500 to our Chief Executive Officer and Director. Furthermore, we incurred a significant increase in 2020 compared to 2019 in professional fees relating to audit, accounting and legal costs relating to our SEC filing requirements.

Six months ended September 30, 2020 and 2019

During the six months ended September 30, 2020, we incurred operating expenses of $174,320 compared to $34,155 during the six months ended September 30, 2019. The reasons for the increased expenses are basically the same as for the three-month periods ended September 30, 2020 and 2019. The 2020 period includes a $31,000 loss related to the rescission of the SMG-Gold transaction as well as a $1,387 expense from the issuance of common stock for directors’ fees and consulting services. Additionally, in the 2020 period we incurred management consulting fees of $45,000 to our Chief Executive Officer and Director. Furthermore, we incurred a significant increase in 2020 compared to 2019 in professional fees relating to audit, accounting and legal costs relating to our SEC filing requirements.

Net Loss

During the three and six months ended September 30, 2020, we incurred net losses of $116,433 and $178,179, respectively. This compares to net losses for the three and six months ended September 30, 2019 of $18,101 and $34,345, respectively. In addition to our operating expense, our interest expense during the three- and six-month periods in 2020 ($2,823 and $3,859, respectively) was higher than the comparable periods in 2019 ($126 and $190, respectively) due to higher amounts of debt. Our net loss per share for the three- and six-month periods in both 2020 and 2019 were insignificant.

Liquidity and Capital Resources

At September 30, 2020, our cash balance was $5,925 and our total assets were $6,836 compared with cash and total assets of $77 at March 31, 2020. In June 2020, we issued 4,000,000 of our common shares with a fair value of $16,000 as a deposit for the SMG-Gold Acquisition. The fair value of the common shares was based on an independent valuation of the fair value of our common stock on the date of issuance. See Notes 3 and 7 to the accompanying condensed financial statements.

At September 30, 2020, our liabilities totaled $352,594 compared to liabilities of $208,475 at March 31, 2020. The increase in liabilities resulted from a $32,734 increase in accounts payable and accrued liabilities relating to unpaid professional fees and day-to-day transactional costs, an $88,885 increase in notes payable as outlined in Note 6 to the accompanying condensed financial statements, and a $22,500 increase in amounts due to related parties relating to unpaid management fees incurred during the period.

During the six months ended September 30, 2020, we sold 10,000 shares of our common stock for $5,000 and issued 346,758 common shares with a fair value of $1,387 for services including 30,968 common shares with a fair value of $124 for directors’ fees.

Cash Flows

Operating Activities

During the six months ended September 30, 2020, we used cash of $103,629 for operating activities compared to $6,097 during the six months ended September 30, 2019. The increase in cash used was mainly attributable to the increase in our net loss, offset to some extent by increases in accounts payable and accrued liabilities and in due to related parties.

Investing Activities

During the six months ended September 30, 2020 we had capital expenditures of $1,123. There were no investing activities in the comparable 2019 period.

Financing Activities

During the six months ended September 30, 2020, we received $5,000 from the sale of 10,000 shares of our common stock and $105,600 in proceeds from the issuance of notes payable. For the same period in 2019, we received $5,000 in proceeds from the issuance of a note payable.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. Other than potential impacts of Covid-19, we are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described in this section or in “Risk Factors”.

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

Critical Accounting Policies

Set forth below are certain of our important accounting policies. For a full explanation of these and other of our important accounting policies, see Note 2 to Notes to the Financial Statements in our Form 10-K filed with the SEC on August 5, 2020.

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to US GAAP.

Going Concern

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on our Company is not currently determinable, but management continues to monitor the situation.

Our financial statements have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have generated no revenues to date and have an accumulated deficit of $429,616. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to raise equity or debt financing, and the attainment of profitable operations from our Company’s future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our Company’s plan of action over the next twelve months is to raise capital.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2020.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2020.

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

PALAYAN RESOURCES, INC.

Date: November 23, 2020	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)