Form 10-Q
period 2020-12-31
Palayan Resources, Inc.
filed 2021-02-12
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from _______ to _______).

Commission File Number: 000-55348

Palayan Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-4575865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Teague Trail, #580
Lady Lake, FL	32159
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 31, 2021 was 34,376,758.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Use of Term

Except as otherwise indicated by the context, references in this Quarterly Report to the words “we,” “our,” “us,” the “Company,” “PLYN,” or “Palayan” refer to Palayan Resources, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PALAYAN RESOURCES, INC.

FORM 10-Q

December 31, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$22,015	$77
Total current assets	22,015	77

Property, plant and equipment, net	628	—
Total Assets	$22,643	$77

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$9,314	$6,645
Notes payable – non-related parties	68,000	38,000
Notes payable – related party	25,600	—
Due to related parties	146,425	163,830
Total current liabilities	249,339	208,475
Long-term liabilities:
Convertible note payable – non-related party, net of debt discount	39,661	—
Derivative liabilities	189,372	—
Total long-term liabilities	229,033	—
Total Liabilities	478,372	208,475

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; none issued and outstanding at December 31, 2020 and March 31, 2020	2,500	—
Series B – 5,000,000 shares authorized; none issued and outstanding at December 31, 2020 and March 31, 2020	—	—
Series C – 5,000,000 shares authorized; none issued and outstanding at December 31, 2020 and March 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 34,376,758 and 30,020,000 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	34,377	30,020
Additional paid-in capital	196,981	13,019
Accumulated deficit	(689,587)	(251,437)
Total Stockholders’ Deficit	(455,729)	(208,398)
Total Liabilities and Stockholders’ Deficit	$22,643	$77

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31, 2020	For the Three Months Ended December 31, 2019	For the Nine Months Ended December 31, 2020	For the Nine Months Ended December 31, 2019
Operating expenses:
Selling and marketing expense	$1,756	$—	$6,872	$—
General and administrative expense	200,224	17,243	369,428	51,398
Total operating expense	201,980	17,243	376,300	51,398

Operating loss	(201,980)	(17,243)	(376,300)	(51,398)

Other (expense):
Interest expense	(4,245)	(1,086)	(8,104)	(1,276)
Derivative expense	(53,746)	—	(53,746)	—
Total other (expense)	(57,991)	(1,086)	(61,850)	(1,276)

Loss before provision for income taxes	(259,971)	(18,329)	(438,150)	(52,674)

Provision for income taxes	—	—	—	—

Net loss	$(259,971)	$(18,329)	$(438,150)	$(52,674)

Weighted average shares basic and diluted	34,376,649	30,000,000	33,270,140	30,000,00

Weighted average basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2020	—	$—	—	$—	—	$—	30,020,000	$30,020	$13,019	$(251,437)	$(208,398)
Stock issued for services	—	—	—	—	—	—	346,758	347	1,040	—	1,387
Stock issued as deposit for acquisition	—	—	—	—	—	—	4,000,000	4,000	12,000	—	16,000
Net loss	—	—	—	—	—	—	—	—	—	(61,746)	(61,746)
Balance – June 30, 2020 (Unaudited)	—	—	—	—	—	—	34,366,758	34,367	26,059	(313,183)	(252,757)
Sale of common shares	—	—	—	—	—	—	10,000	10	4,990	—	5,000
Beneficial conversion feature	—	—	—	—	—	—	—	—	18,432	—	18,432
Net loss	—	—	—	—	—	—	—	—	—	(116,433)	(116,433)
Balance – September 30, 2020 (Unaudited)	—	—	—	—	—	—	34,376,758	34,377	49,481	(429,616)	(345,758)
Stock issued for services	2,500,000	2,500	—	—	—	—	—	—	147,500	—	150,000
Net loss	—	—	—	—	—	—	—	—	—	(259,971)	(259,971)
Balance – December 31, 2020 (Unaudited)	2,500,000	$2,500	—	$—	—	$—	34,376,758	$34,377	$196,981	$(689,587)	$(455,729)

	Preferred Stock – Series A		Preferred Stock – Series B		Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2019	—	$—	—	$—	—	$—	30,000,000	$30,000	$—	$(178,248)	$(148,248)
Net loss	—	—	—	—	—	—	—	—	—	(16,244)	(16,244)
Balance – June 30, 2019 (Unaudited)	—	—	—	—	—	—	30,000,000	30,000	—	(194,492)	(164,492)
Net loss	—	—	—	—	—	—	—	—	—	(18,101)	(18,101)
Balance – September 30, 2020 (Unaudited)	—	—	—	—	—	—	30,000,000	30,000	—	(212,593)	(182,593)
Beneficial conversion feature									3,043		3,043
Net loss	—	—	—	—	—	—	—	—	—	(18,329)	(18,329)
Balance – December 31, 2019 (Unaudited)	—	$—	—	$—	—	$—	30,000,000	$30,000	$3,043	$(230,922)	$(197,879)

See accompanying notes to unaudited financial statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31, 2020	For the Nine Months Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(438,150)	$(52,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of shares issued as acquisition deposit	16,000	—
Shares issued for services	151,388	—
Derivative expense	53,746	—
Depreciation and amortization	9,214	935
Expenses paid by related parties	—	10,364
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,668	4,738
Due to related parties	(17,405)	27,655
Net cash used in operating activities	(222,539)	(8,982)

Cash flows from investing activities:
Capital expenditures	(1,123)	—
Net cash provided by investing activities	(1,123)	—

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	—
Proceeds from issuance of notes payable – non-related parties	215,000	5,000
Proceeds from issuance of note payable – related party	25,600	2,925
Net cash provided by financing activities	245,600	7,925

Net change in cash	21,938	(1,057)
Cash, beginning of period	77	2,111
Cash, end of period	$22,015	$1,054

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Beneficial conversion feature	$18,432	$3,043
Debt Discount	$135,626	$—

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

As reported in our Form 8-K filed January 13, 2020, on January 8, 2021, we entered into a Joint Venture Agreement (the “JV Agreement”) with Provenance Gold Corporation, a Canadian publicly traded company (“PAU”) to fund and develop a series of 102 lode mineral claims (the “Silver Bow Claims”) and one (1) patented mining claim (the “Blue Horse Claim”) (collectively, the Silver Bow Claims and the Blue Horse Claim shall be hereinafter referred to as the “Project”), all of which are located in Nye County in the State of Nevada (the “Venture”). See Note 9 for additional information.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on August 5, 2020. The results of operations for the three and nine months ended December 31, 2020, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $689,587 as of December 31, 2020. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mamgabone”) which allows for advances totaling $1,050,000, $600,000 of which are estimated for general working capital purposes and $450,000 for required payments under the JV Agreement. While we estimate that these advances will cover our general working capital needs for at least the next 12 months, that cannot be assured. As a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If our working capital needs are not met with the Mambagone Credit Line Agreement and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Derivative Financial Instruments

We account for convertible debt with conversion features representing embedded derivative liabilities in accordance with ASC 815, Derivatives and Hedging. ASC 815-15-25-1 requires that embedded derivative instruments be bifurcated and assessed on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option valuation method, resulting in a reduction of the initial carrying amount of the notes as unamortized debt discount. The unamortized discount is amortized to interest expense over the term of each note using the effective interest method.

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

We evaluate all our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and March 31, 2020, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and determined that they were either disclosed in our most recently filed Form 10-K or, based on current operations, are not believed to have a material impact on our financial statements.

3.	SMG-Gold Acquisition

As stated in Note 1, on April 2, 2020, we entered into the Exchange Agreement with SMG and SMG’s wholly owned subsidiary SMG-Gold. Under the Exchange Agreement, SMG agreed to exchange one hundred percent (100%) of the issued and outstanding shares of SMG-Gold for an aggregate of 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series C Preferred Stock (the “Preferred Stock Consideration”). In November 2019, SMG-Gold had been assigned the rights and obligations of these participatory interests in Altyn Kokus LLP, a limited liability partnership organized under the laws of Kazakhstan engaged in mining operations, but the assignment was not completed since the participatory interests had not been legally transferred to SMG-Gold as a result of certain payments not being made to Bulat Kulchimbayev (“Bulat”), a Kazakhstan national, in consideration for the sale of the participatory interests.

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

To date, Bulat has not received any cash obligations owed to him, except for the $15,000 previously paid by us, and has not transferred the participation interests in Altyn Kokus LLP to SMG-Gold. It appears highly unlikely that any additional cash obligation will be paid to Bulat and, as a result, equally unlikely that the participation interests in Altyn Kokus LLP will be transferred to SMG-Gold. As such, the transaction contemplated by the Exchange Agreement has been deemed to be incomplete. Given the uncertainty of being able to complete the transaction, on November 18, 2020, our Board of Directors called a Special Meeting in which they concluded that it was in the best interests of our Company to rescind the SMG-Gold Acquisition. As such, our Board voted unanimously to rescind the Exchange Agreement, to return the parties to their respective positions prior to entering into the Exchange Agreement, to the extent possible, to return the SMG-Gold shares to SMG, and to place a Stop Transfer Order with our transfer agent for the 4,000,000 shares of our common stock issued to Bulat.

In connection with the Exchange Agreement, during the nine months ended December 31, 2020, we have recorded a General and Administrative expense totaling $31,000. This amount consists of the $15,000 paid in cash to Bulat plus $16,000 in value for the 4,000,000 common shares issued to Bulat, since the Stop Transfer Order has not yet been put into effect.

4.	Property, Plant and Equipment, net

As of December 31, 2020, property, plant and equipment consists of a laptop computer. Depreciation was calculated on a straight-line basis over a three-year period and was $283 and $496 for the three and nine months ended December 31, 2020. There was no depreciation for the three and nine months ended December 31, 2019.

5.	Related Party Transactions

Payable to Stockholder

From time to time, we have received advances from Joel Cortez, our largest stockholder. As of December 31, 2020, we owe Mr. Cortez $146,425 for amounts advanced. These advances bear no interest and are reported on our Balance Sheets under the caption Due to Related Parties. For the nine months ended December 31, 2020, there were no advances received from or repaid to Mr. Cortez.

In addition, on September 10, 2020, we issued an unsecured promissory note to Mr. Cortez in the amount of $25,600 which is reported on our Balance Sheet under the caption Note Payable – Related Party. See Note 6 for additional information.

Employment Agreement

Under an April 1, 2020 Executive Employment Agreement, we retained the services of Mr. James Jenkins, our CEO and Director, by and through Irvine America MB Management, LLC (“IAMB”) as reported on Form 8-K filed on April 6, 2020. The employment agreement calls for monthly payments of $7,500 to IAMB for Mr. Jenkins services along with business expense reimbursements and employee benefits, if and when offered. No employee benefits are offered at this time. As of December 31, 2020, nothing is owed for the services of Mr. Jenkins.

During the nine months ended December 31, 2020, we have accrued $67,500 for the services of Mr. Jenkins and paid C2CBusiness Strategies LLC (formerly IAMB) $89,905 bringing the amount owed to zero.

6.	Notes Payable

Notes payable consists of the following at December 31, 2020:

	December 31, 2020	March 31, 2020
Non-Related Parties:
Unsecured promissory notes	$68,000	$38,000
Unsecured convertible promissory note	50,000	—
Less debt discount on convertible promissory note	(14,392)	—
Advances under unsecured credit line agreement	135,000	—
Less debt discount on amounts borrowed	(130,947)	—
Subtotal – non-related parties	107,661	38,000
Less current portion	(68,000)	(38,000)
Long-term portion	$39,661	$—

Related Party:
Unsecured promissory note	$25,600	$—
Subtotal – related party	25,600	—
Less current portion	(25,600)	—
Long-term portion	$—	$38,000

NON-RELATED PARTIES

Unsecured Promissory Notes

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

Unsecured Convertible Promissory Note

On July 24, 2020, we issued an unsecured convertible promissory note to an unrelated third party in the principal amount of $50,000. The note bears interest at 10% per annum. The note is repayable on the earlier of (1) mandatory and automatic conversion provisions of the note or (2) the two (2) year anniversary of the note. The principal and accrued interest of this note may be converted, in whole, into shares of our common stock at the option of the note holder at any time after 30 days from the issue date. In addition, if at any time prior to maturity (a) the closing price of our common stock for five consecutive trading days equals or exceeds $2.00 per share, and (b) the daily trading volume equals or exceeds 20,000 share during the same five consecutive trading days, then all unpaid principal and accrued interest shall be automatically converted into shares of our common stock. The conversion price for this note is $1.00 per share. We have determined that this convertible note contains a beneficial conversion feature of $18,432 based on the difference between the fair market value of our common stock on the date of issuance and the conversion price. We have recorded this amount as a debt discount and are amortizing the discount on a straight-line basis over the two-year term of the note. During the three and nine months ended December 31, 2020 we recorded amortization expense of $2,323 and $4,040 in connection with this note.

Unsecured Credit Line Agreement

Effective December 4, 2020, we entered into a Credit Line Agreement with Mamgabone (“the Mamgabone LOC”) under which Mambagone agreed to advance our Company a total of $1,050,000 on various dates specified in the Mamgabone LOC, $600,000 of which are estimated for general working capital purposes and $450,000 for required payments under the JV Agreement. The Mamgabone LOC was revised effective January 9, 2021 to reflect an updated schedule of advances. Each advance under the Mamgabone LOC bears interest at 8% per annum and matures, along with all accrued and unpaid interest, on July 31, 2022.

Mamgabone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mamgabone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities during the three and nine months ended December 31, 2020 in accordance with the provisions of the advances. See Note 7. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the three and nine months ended December 31, 2020, amortization of debt discount for these notes totaled $4,679.

RELATED PARTY

Unsecured Promissory Note

On September 10, 2020, we issued an unsecured promissory note to a related third party, Mr. Cortez, in the amount of $25,600. The note bears interest at 10% per annum and is payable on demand. No demand for payment has been made to date with respect to these notes payable and no payments have been made.

7.	Derivative Liabilities

As stated in Note 6, Notes Payable, we determined that the advances under the unsecured credit line agreement each contained an embedded derivative feature in the form of a conversion provision which was adjustable based on future prices of our common stock. In accordance with ASC 815-10-25, each derivative feature was initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at the December 31, 2020 reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The following table represents our derivative liability activity for the three and nine months ended December 31, 2020:

Initial measurement of advances	$135,626
Derivative expense	53,746
Balance at December 31, 2020	$189,372

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

December 31, 2020
Expected term in years	Through 7/31/22
Risk-free interest rate	0.09% to 0.12%
Annual expected volatility	345% to 362%
Dividend yield	0.00%

Risk-free interest rate: We use the risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the issuance.

Volatility: We estimate the expected volatility of the stock price based on the corresponding volatility of our historical stock price for a period consistent with the convertible notes’ expected terms.

Dividend yield: We use a 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the convertible notes.

8.	Capital Stock

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

During the three months ended December 31, 2020, we issued a total of 2,500,000 Series A preferred shares to our CEO and Director. We valued the preferred shares at $150,000 based on a June 2020 independent third-party transaction.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. The voting rights for this Series B is designated to be 10 votes for each Series B preferred share. No Series B preferred shares are issued and outstanding at either December 31, 2020 or March 31, 2020.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either December 31, 2020 or March 31, 2020.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

During the nine months ended December 31, 2020, the following activity took place with respect to our common stock:

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

(4) We sold 10,000 shares in the three months ended September 30, 2020 for a total of $5,000.

9.	Subsequent Events

The JV Agreement

As stated in Note 1, on January 8, 2021, we entered into the JV Agreement with PAU to fund and develop the Project consisting of the Silver Bow Claims (102 lode mineral claims) and the Blue Horse Claim, a patented mining claim, all of which are located in Nye County in the State of Nevada (the “Venture”). The Joint Venture will be carried out through a newly established corporation or such similar structure agreed to by the Venturers (“Newco”).

The Project has already had preliminary work done which, in turn, has led to the planned Phase I exploration program to be completed by the Joint Venture (the “Phase 1 Program”). PAU’s interest in the Project consists of (a) its rights to acquire the Silver Bow Claims, subject to a two percent (2.0%) net smelter returns royalty, pursuant to a property option agreement (the “Underlying Option”) entered into with Donald Jennings and Boies Hall and (b) its control of the Blue Horse Claim, subject to a one percent (1.0%) net smelter returns royalty, pursuant to a mining lease (the “Underlying Lease”) entered into by its wholly owned subsidiary, Provenance Gold USA, with Thomas Perkins, Trustee of The Thomas E Perkins 2000 Trust, the Estate of Ruth Ann McNeilly, and the Estate of Randall Clark Dugan.

PAU will contribute its interest in the Project and its full-time expertise in the mining operations of the Venture, and in exchange, our Company will fund the Venture as follows: (i) on or before January 29, 2021, a cash payment of $100,000 USD to Newco, (ii) on or before February 12, 2021 a cash payment of $50,000 USD to Newco, (iii) on or before February 26, 2021, a cash payment of $125,000 USD to Newco, and (iv) on or before March 12, 2021, a cash payment of $125,000 USD to Newco.

PAU, in combination with PLYN, is currently in the process of transferring all project plans and entitlements, claims, leases, and options in the Silver Bow and Blue Horse Claims to GS Exploration Corporation, the newly formed JV company.

We will provide additional funding to a maximum of $50,000.00 USD on no less than ten (10) days written notice by PAU; which additional funds shall be deposited into Newco and used directly for any overage from the original estimated budget for the Phase 1 Program.

Following completion of the payments, the initial percentage ownership of each of the Venturers will be as follows: (a) PLYN 49.5% and (b) PAU 50.5%. The interest of each Venturer in any profits or losses and/or liabilities that may result from the Venture and their interests in all property and equipment acquired and all money received in connection with the performance of the Project shall be based on the same ownership percentages indicated above.

In the event we fail to complete the required payments, the Joint Venture shall cease and our percentage ownership in Newco shall be adjusted as follows: ratio of the amount we actually invested over $400,000 (our required total payments) times 49.5%. As an example, if we invest $150,000, our percentage ownership in Newco will be 18.56% ($150,000 divided by $400,000 times 49.5%). We will retain our ownership percentage until such time as PAU contributes further funds to the Project, at which point our interest will be diluted. In the event we invest a minimum of $225,000, then we will have met certain minimum thresholds as set forth in the JV Agreement and the Joint Venture will continue.

The mining operations and management of the Joint Venture shall be conducted by Newco utilizing PAU’s and our Company’s management and consultants.

Debt Mitigation

In January 2021, the certain creditors agreed to cancel the amounts owed to them. The following table reflects the creditors, types of debt and amounts cancelled.

		Principal	December 31, 2020 Accrued Interest
Joel Cortez	Due to related party	$146,425	$—
Joel Cortez	Note payable – related party	25,600	786
Ka Wai, S.A. DE C.V.	Note payable – non-related party	50,000	2,192
Miko Roka, S.A. DE C.V.	Note payable – non-related party	5,000	289
Viveka Limited	Note payable – non-related party	58,000	4,605
		$285,025	$7,872

We paid no consideration to these creditors in exchange for the cancellation of their debts. The former founder of the company, Mr. Joel Cortez, through a private share sale to non-related third parties, extinguished his debt and paid these creditors. The transactions will be accounted for as extinguishments of debt during the three-month period ending March 31, 2021.

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

Description	Estimated Completion Date(1)	Estimated Expenses ($)
Legal and accounting fees and expenses(2)	12 months	95,000
Investor relations and capital raising	12 months	250,000
General and administrative expenses	12 months	183,000
Transfer Agent and Edgar Services	12 months	18,000
Investment in Joint Venture	12 months	450,000
Total		996,000

(1)	Budget Items are listed in order of priority.
(2)	Includes $45,000 for accounting and auditing.

Since our initial share issuances, our company has been unable to raise additional capital forcing us to rely on debt financing and cash advances from related parties to meet current and future liabilities over the foreseeable future. Based on our cash on hand of approximately $22,015 as of December 31, 2020, we will be required to raise additional funds to execute our current plan of operation. Aside from the Mamgabone LOC, we have no commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Results of Operations

Revenues

From our inception on July 26, 2013 (date of inception) to December 31, 2020, we did not generate any revenues.

Operating Expenses

Three months ended December 31, 2020 and 2019

During the three months ended December 31, 2020, we incurred operating expenses of $201,980 compared to $17,243 during the three months ended December 31, 2019. The 2020 period includes a charge of $150,000 for the issuance of preferred stock to our CEO and Director. See Note 8 to the accompanying condensed financial statements. Other major expenses in the 2020 period include professional fees (legal, accounting and consulting fees) totaling about $37,000, debt discount amortization of about $7,000 and edgar services expense amounting to about $3,000. The professional fees in the 2020 period include consulting fees of $22,500 for the services of our Chief Executive Officer and Director. Furthermore, we incurred a significant increase in 2020 compared to 2019 in professional fees relating to audit, accounting and legal costs relating to our increased SEC filing requirements.

Nine months ended December 31, 2020 and 2019

During the nine months ended December 31, 2020, we incurred operating expenses of $376,300 compared to $51,398 during the nine months ended December 31, 2019. The 2020 period includes a charge of $150,000 for the issuance of preferred stock to our CEO and Director. See Note 8 to the accompanying condensed financial statements. The 2020 period also includes a $31,000 loss related to the rescission of the SMG-Gold transaction as well as a $1,387 expense from the issuance of common stock for directors’ fees and consulting services. Additionally, in the 2020 period we incurred consulting fees of $67,500 for the services of our Chief Executive Officer and Director. Furthermore, we incurred a significant increase in 2020 compared to 2019 in professional fees relating to audit, accounting, and legal costs as well as transfer agent and edgar services fees resulting from our increased SEC filing requirements.

Net Loss

During the three and nine months ended December 31, 2020, we incurred net losses of $259,971 and $438,150, respectively. This compares to net losses for the three and nine months ended December 31, 2019 of $18,329 and $52,674, respectively. In addition to our operating expenses, our interest expense during the three- and nine-month periods in 2020 ($4,245 and $8,104, respectively) was higher than the comparable periods in 2019 ($1,086 and $1,276, respectively) due to higher amounts of debt. Furthermore, the three- and nine- month periods in 2020 include $53,746 of derivative expense related to the Mamgabone LOC debt. See Notes 6 and 7 to the accompanying condensed financial statements. Our net loss per share for the three- and nine-month periods in 2020 and 2019 were insignificant.

Liquidity and Capital Resources

At December 31, 2020, our cash balance was $22,015 and our total assets were $22,643 compared with cash and total assets of $77 at March 31, 2020.

At December 31, 2020, our liabilities totaled $478,372 compared to liabilities of $208,475 at March 31, 2020. The increase in liabilities included a $2,669 increase in accounts payable and accrued liabilities relating to unpaid professional fees and day-to-day transactional costs offset by a decrease in due to related party of $17,405. Additionally, there were increases in debt and derivative liabilities of $95,261 and $189,372, respectively, resulting primarily from the Mamgabone LOC debt.

During the nine months ended December 31, 2020, we sold 10,000 shares of our common stock for $5,000 and issued 346,758 common shares with a fair value of $1,387 for services including 30,968 common shares with a fair value of $124 for directors’ fees. We also issued 2,500,000 shares of our Series A Preferred Stock to our CEO and Director with a value of $150,000.

Cash Flows

Operating Activities

During the nine months ended December 31, 2020, we used cash of $222,539 for operating activities compared to $8,982 during the nine months ended December 31, 2019. The increase in cash used was mainly attributable to the increase in our net loss, offset to some extent by increases non-cash items and changes in in accounts payable and accrued liabilities and in due to related parties. Significant non-cash items in the 2020 period included $167,388 for shares issued for an acquisition deposit and for services, as well as $53,746 in derivative expense.

Investing Activities

During the nine months ended December 31, 2020 we had capital expenditures of $1,123. There were no investing activities in the comparable 2019 period.

Financing Activities

During the nine months ended December 31, 2020, we received $5,000 from the sale of 10,000 shares of our common stock and $240,600 in proceeds from the issuance of notes payable. For the same period in 2019, we received $7,925 in proceeds from the issuance of notes payable.

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

Derivative Financial Instruments

We account for convertible debt with conversion features representing embedded derivative liabilities in accordance with ASC 815, Derivatives and Hedging. ASC 815-15-25-1 requires that embedded derivative instruments be bifurcated and assessed on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option valuation method, resulting in a reduction of the initial carrying amount of the notes as unamortized debt discount. The unamortized discount is amortized to interest expense over the term of each note using the effective interest method.

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2020.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Ref.	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

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

PALAYAN RESOURCES, INC.

Date: February 12, 2021	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)