Form 10-K
period 2021-03-31
Palayan Resources, Inc.
filed 2021-07-12
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $33,345,180.

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

As of June 29, 2021: 34,376,758 common shares.

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTCMarkets

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words “we,” “our,” “us,” the “Company,” “PLYN,” or “Palayan” refer to Palayan Resources, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PALAYAN RESOURCES, INC.

FORM 10-K

March 31, 2021

PART I

Item 1.	Business

Overview

We were incorporated on July 26, 2013 under the laws of the State of Nevada and our fiscal year end is March 31. Our principal executive offices are located at 850 Teague Trail, #580, Lady Lake, FL 32159. At present, we have no subsidiaries.

We are a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. Initially, we purchased a 100% interest in an 8-unit claim block (the “Palayan Gold Claim”) containing approximately 82.7 hectares located in the Nueva Ecija provincial of the Republic of the Philippines. The Palayan Gold Claim was assigned to us from Verdasco Enterprises for the sum of $5,000. There has been no production to date, and as of the date hereof, we have no plans to explore the Palayan Gold Claim until such time management deems any such exploration financially viable.

On April 2, 2020, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Scythian Mining Group Ltd. (“SMG”), a United Kingdom company, to acquire 100% interest in SMG-Gold B.V. (“SMG-Gold”), a Dutch limited liability company (the “SMG-Gold Acquisition”). While the Exchange Agreement was closed on July 7, 2020, it was never finalized because consideration for the transaction was never fully exchanged. On November 18, 2020, our Board of Directors voted unanimously to rescind the transaction and return the SMG-Gold shares to SMG. See Note 3 to the accompanying financial statements for additional information.

On January 8, 2021, we entered into a Joint Venture Agreement (the “JV Agreement”) with Provenance Gold Corporation, a Canadian publicly traded company (“PAU”) to fund and develop a series of 102 lode mineral claims (the “Silver Bow Claims”) and one (1) patented mining claim (the “Blue Horse Claim”) (collectively, the Silver Bow Claims and the Blue Horse Claim shall be hereinafter referred to as the “Project”), all of which are located in Nye County in the State of Nevada (the “Venture”). In accordance with the terms of the JV Agreement, we advanced $100,000 to the Venture. Shortly thereafter, the parties deemed it not to be in their best interests to move forward with the Venture and on March 22, 2021, we entered into a Recission Agreement with PAU, rendering the JV Agreement null and void. As per the terms of the Recission Agreement, PAU refunded the $100,000 advance. See Note 4 to the accompanying financial statements for additional information.

We continue to seek mineral exploration and production opportunities for investment and/or operation. While we have identified several potential opportunities, no agreements have been reached and there can be no assurance of finalizing any future business endeavor.

Government Regulation

General

Mineral exploration and production activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of any properties we may acquire, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards and regulations which may entail significant costs and delays. Although we are committed to environmental responsibility and believe we have been in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review, or administrative action or the adoption of new laws could have a material adverse effect upon our Company and our results of operations.

Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If our Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas under federal and state environmental laws and regulations, including, without limitation, the Clean Water Act (“CWA”) and state law equivalents. Air emissions are subject to the Clean Air Act and its state equivalents as well. Additionally, we are subject to other federal and state environmental laws relating to the operation and closure of any of our future mine sites. We have reviewed and considered current federal legislation relating to climate change and do not believe it to have a material effect on our operations. Future changes in federal or state laws or regulations could have a material adverse effect upon our Company and our results of operations.

Proposed U.S. Mining Legislation

A portion of our U.S. mining properties are on unpatented mining claims on federal lands. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended (the “Mining Law”), under which we hold these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the profitability of our U.S. operations could be materially adversely affected. In addition, the U.S. Forest Service and the U.S. Bureau of Land Management (“BLM”) have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. Any of our Company’s operations which are either outside of the United States or on private patented lands would be unaffected by potential legislation.

Any such reform of the Mining Law or BLM and U.S. Forest Service regulations thereunder could increase the costs of mining activities on unpatented mining claims or could materially impair our ability to develop or continue operations which derive ore from federal lands, and as a result, could have an adverse effect on our Company and our results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on our Company cannot be estimated.

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

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import/export regulations and foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

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

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, and all other information contained in this report, before you decide whether to purchase our common stock. The occurrence of any of the following risks could harm our business. You may lose part or all of your investment due to any of these risks or uncertainties. These are speculative stocks and should be purchased by only those who can afford to lose their entire investment.

Risks Related to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss for the year ended March 31, 2021 and we expect to incur further losses in the development of our business, all of which raises substantial doubt about our Company’s ability to continue as a going concern. We are in the exploration stage and have yet to attain profitable operations and in their report on our financial statements for the periods ended March 31, 2021 and 2020, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

We face strong competition from other mining companies for the acquisition of new properties. New properties increase the probability of discovering a profitable reserve. Most companies have greater financial and managerial resources than we do and can acquire and explore attractive new mining properties. We will face similar difficulties raising new capital to expand operations against the larger, better capitalized competitors. Limited supply and unforeseen demand from larger, more competitive companies may make securing all necessary equipment and materials difficult and may result in periodic interruptions or even business failure. Success depends on a combination of many factors including but not limited to the quality of management, technical (geological) expertise, quality of land available for exploration and the capital available for exploration.

We are subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect our future operations such as but not limited to: political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, and processing problems. Personal injury and death could result as well as property damage, delays in mining, environmental damage, legal liability and monetary loss. We may not be able to obtain insurance to cover these risks at economically reasonable premiums. We do not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

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

Our By-laws contain provisions with respect to the indemnification of each of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

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

Our shares are classified as penny stocks and are covered by section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from you prior to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

The Financial Industry Regulatory Authority’s (“FINRA”) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

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

Our principal executive offices are located at 850 Teague Trail, #580, Lady Lake, FL 32159. Our telephone number is (407) 536-9422.

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

Our outstanding shares of common stock, par value $.001 per share, are listed on OTC Markets Group, an American financial market providing price and liquidity information for almost 10,000 over-the-counter securities. Our trading symbol is PLYN. As of June 18, 2021, there were 15 holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Position and Results of Operations

For a description of our Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K. As indicated in Item 1, we are a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The following provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and accompanying notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Company prepares our financial statements in conformity with accounting principles generally accepted in the United States of America. We disclose our significant accounting policies in the notes to our audited financial statements.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have generated no revenues to date and have an accumulated deficit of $711,941. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Long-Lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

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

RESULTS OF OPERATIONS

We have limited operational history. From our inception on July 26, 2013 to March 31, 2021, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Years Ended March 31, 2021 Compared to Year Ended March 31, 2020

Operating Expenses

During the year ended March 31, 2021, we incurred operating expenses of $441,653 compared to $68,870 in the previous year. The 2021 period includes several expenses not incurred in 2020, including the $150,000 expense related to the issuance of preferred stock to our CEO, and the $31,000 expense on the abandonment of the SMG-Gold acquisition. Also, legal and accounting expenses were higher in 2021 versus 2020, mainly because of services provided with respect to the SMG-Gold and Provenance Gold transactions. Finally, fees paid for the services of our CEO increased $66,500 from the 2020 period as a result of an employment agreement dated April 1, 2020 and amended December 2, 2020.

Other Income and Expense

Interest expense increased $11,461 on higher levels of debt. We incurred derivative expense in the 2021 period of $58,082 related to our indebtedness to Mambagone, S.A. de C.V. (“Mambagone”) as explained in Note 7 to the accompanying financial statements. Debt discount amortization increased approximately $71,000, mainly related to our Mambagone indebtedness. These expenses were offset by a gain on extinguishment of debt of $126,291 resulting from forgiveness of debt by a number of our creditors.

Net Loss

Our net loss for the year ended March 31, 2021 of $460,504 ($0.01 per share) compares to a net loss of $73,189 ($0.00 per share) in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised capital through debt financing, advances from related parties and private placements of our common stock. Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with the completion of our planned exploration program and costs of distribution of our securities. Including this exploration work and other costs, we estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
Legal and accounting fees and expenses(2)	12 months	95,000
Investor relations and capital raising	12 months	125,000
General and administrative expenses	12 months	207,000
Transfer Agent and Edgar Services	12 months	18,000
Investment in companies	12 months	600,000
Total		1,045,000

(1)	Budget Items are listed in order of priority.

(2)	Includes $45,000 for accounting and auditing.

Since our initial share issuances, our company has been unable to raise additional equity funds, forcing us to rely on cash advances and debt financing to meet operating needs. Based on our cash on hand of approximately $99,000 at March 31, 2021, we will be required to raise additional funds to execute our current plan of operation. Beyond our line of credit agreement with Mambagone, we have no commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop, or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Balance Sheets

At March 31, 2021, we had cash of $98,889 and total assets of $99,755 compared with cash and total assets of $77 as of March 31, 2020. The overall cash and asset balance increased from the prior year as a result of debt financing. Additionally, In January 2021, several creditors forgave approximately $299,000 in amounts we owed them through the execution of General Releases.

During the year ended March 31, 2021, we issued 4,000,000 common shares in connection with the SMG-Gold transaction. We also issued 30,968 common shares to two individuals for Board of Director services and 315,790 common shares to a company (with an additional 201,451 shares committed to be issued) for services provided. Extinguishment of related party debt increased our Additional Paid-in Capital by $172,895. Finally, we sold 10,000 shares for $5,000.

During the year ended March 31, 2020, we issued 20,000 common shares for settlement of debt with a fair value of $10,000.

Cash Flows

Operating Activities

During the year ended March 31, 2021, we used cash of $295,665 for operating activities compared with $31,920 during the year ended March 31, 2020. The increase in the cash used for operating activities resulted mainly from a higher net loss in 2021.

Investing Activities

We had capital expenditures of $1,123 in the 2021 period versus zero in 2020.

Financing Activities

During the year ended March 31, 2021, we received $5,000 from the sale of 10,000 shares of our common stock. In addition, we received proceeds of $390,600 from debt financing, $50,600 or which came from related parties. During the year ended March 31, 2020, we received $38,000 from non-related party loans and $3,039 of convertible promissory notes which were repaid during the year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Palayan Resources, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Palayan Resources, Inc. (“the Company”) as of March 31, 2020, the related statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor from 2014 to 2020.

Salt Lake City, UT

August 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Palayan Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Palayan Resources, Inc. (the “Company”) as of March 31, 2021, the related statement of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has generated no revenues to date, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities for Conversion Features in Convertible Debt

Description of the Matter: At March 31, 2021, the Company’s derivative liability was $322,285. As described in Note 2 to the financial statements, the Company records a derivative liability for embedded conversion features by performing a valuation of the conversion features using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the Company to determine appropriate inputs to put into the model. Auditing the valuation of the derivative liability requires testing and analysis of the underlying estimates and assumptions the Company used as inputs in the Black-Scholes option valuation model.

How We Addressed the Matter: Our audit procedures consisted of testing the key inputs that were used in the Black-Scholes option valuation model by calculating our own internal valuation of the derivative liability and comparing to what was recorded by the Company.

Valuation of Common Stock Prepared by Third Party Appraiser

Description of the Matter: For the year ended March 31, 2021, the Company issued preferred and common shares for services provided by employees and non-employees. As described in Note 9 to the financial statements, the Company records stock compensation expenses based on a June 2020 independent third-party valuation of the fair value of our common stock. The independent third-party valuation requires the Company to determine appropriate inputs to calculate the fair value of the Company. Auditing the independent third-party valuation requires understanding and testing of the underlying estimates and assumptions the Company.

How We Addressed the Matter: Our audit procedures consisted of 1) assessing the knowledge, skill, ability, and objectivity of the independent third-party appraiser 2) obtaining an understanding of the methods and assumptions used 3) making appropriate tests of data used by the third-party valuation, and 4) evaluating the findings supporting the related assertions in the financial statements.

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2020

Diamond Bar, CA

July 12, 2021

PALAYAN RESOURCES, INC.

BALANCE SHEETS

	March 31, 2021	March 31, 2020

ASSETS
Current assets:
Cash	$98,889	$77
Total current assets	98,889	77

Equipment, net	866	—
Total Assets	$99,755	$77

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,168	$6,645
Notes payable	—	38,000
Notes payable – related party	25,000	—
Due to related parties	—	163,830
Total current liabilities	30,168	208,475
Long-term liabilities:
Convertible note payable – non-related party, net of debt discount	34,116	—
Derivative liabilities	322,285	—
Total long-term liabilities	356,401	—
Total Liabilities	386,569	208,475

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; 2,500,000 and none issued and outstanding at March 31, 2021 and 2020, respectively	2,500	—
Series B – 5,000,000 shares authorized; none issued and outstanding at March 31, 2021 and 2020, respectively	—	—
Series C – 5,000,000 shares authorized; none issued and outstanding at March 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 34,376,758 and 30,020,000 shares issued and outstanding at March 31, 2021 and 2020, respectively	34,377	30,020
Common stock to be issued, 201,451 and none at March 31, 2021 and 2020, respectively	201	—
Additional paid-in capital	388,049	13,019
Accumulated deficit	(711,941)	(251,437)
Total Stockholders’ Deficit	(286,814)	(208,398)
Total Liabilities and Stockholders’ Deficit	$99,755	$77

See accompanying Notes to the financial statements

PALAYAN RESOURCES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020

Operating expenses:
Selling and marketing expense	$7,750	$—
General and administrative expense	433,903	68,870
Total operating expense	441,653	68,870

Operating loss	(441,653)	(68,870)

Other income (expense):
Interest expense	(12,741)	(1,280)
Derivative expense	(58,082)	—
Debt discount amortization	(74,319)	(3,039)
Gain on extinguishment of debt	126,291	—
Total other income (expense)	(18,851)	(4,319)

Loss before provision for income taxes	(460,504)	(73,189)

Provision for income taxes	—	—

Net loss	$(460,504)	$(73,189)

Weighted average shares basic and diluted	33,543,005	30,000,329

Weighted average basic and diluted loss per common share	$(0.01)	$(0.00)

See accompanying Notes to the financial statements

PALAYAN RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2019	—	$—	—	$—	—	$—	30,000,000	$30,000	—	$—	$—	$(178,248)	$(148,248)
Stock issued for settlement of debt	—	—	—	—	—	—	20,000	20	—	—	9,980	—	10,000
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	3,039	—	3,039
Net loss	—	—	—	—	—	—	—	—	—	—	—	(73,189)	(73,189)
Balance - March 31, 2020	—	—	—	—	—	—	30,020,000	30,020	—	—	13,019	(251,437)	(208,398)
Stock issued as deposit for acquisition	—	—	—	—	—	—	4,000,000	4,000	—	—	12,000	—	16,000
Sale of stock	—	—	—	—	—	—	10,000	10	—	—	4,990	—	5,000
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	36,000	—	36,000
Preferred stock issued for services	2,500,000	2,500	—	—	—	—	—	—	—	—	147,500	—	150,000
Common stock issued or issuable for services	—	—	—	—	—	—	346,758	347	201,451	201	1,645	—	2,193
Extinguishment of related party debt	—	—	—	—	—	—	—	—	—	—	172,895	—	172,895
Net loss	—	—	—	—	—	—	—	—	—	—	—	(460,504)	(460,504)
Balance - March 31, 2021	2,500,000	$2,500	—	$—	—	$—	34,376,758	$34,377	201,451	$201	$388,049	$(711,941)	$(286,814)

See accompanying notes to financial statements

PALAYAN RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(460,504)	$(73,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of shares issued as acquisition deposit	16,000	—
Shares issued for services	152,193	—
Gain on extinguishment of debt	(126,291)	—
Derivative expense	58,082	—
Depreciation	258	—
Debt discount amortization	74,319	3,039
Expenses paid by related parties	—	2,250
Expenses paid on behalf of our Company	—	8,114
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,683	461
Due to related parties	(17,405)	27,405
Net cash used in operating activities	(295,665)	(31,920)

Cash flows from investing activities:
Capital expenditures	(1,123)	—
Net cash used in investing activities	(1,123)	—

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	—
Proceeds from issuance of convertible notes payable	—	2,925
Proceeds from issuance of notes payable – non-related parties	340,000	30,000
Proceeds from issuance of note payable – related parties	50,600	—
Repayment of convertible notes payable	—	(3,039)
Net cash provided by financing activities	395,600	29,886

Net change in cash	98,812	(2,034)
Cash, beginning of period	77	2,111
Cash, end of period	$98,889	$77

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Beneficial conversion feature	$36,000	$3,039
Stock issued for services by related party	$—	$10,000
Extinguishment of related party debt	$172,895	$—

See accompanying Notes to the financial statements

 PALAYAN RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

As reported in our Form 8-K filed January 13, 2020, on January 8, 2021, we entered into a Joint Venture Agreement (the “JV Agreement”) with Provenance Gold Corporation, a Canadian publicly traded company (“PAU”) to fund and develop a series of 102 lode mineral claims (the “Silver Bow Claims”) and one (1) patented mining claim (the “Blue Horse Claim”) (collectively, the Silver Bow Claims and the Blue Horse Claim shall be hereinafter referred to as the “Project”), all of which are located in Nye County in the State of Nevada (the “Venture”). On March 22, 2021, we entered into a Rescission Agreement with PAU rescinding and rendering null and void the JV Agreement, and returning any funds advanced by either party in connection with the JV Agreement. See Note 4 for additional information.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $711,941 as of March 31, 2021. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mambagone”) which allows for advances totaling $1,050,000, $600,000 of which are estimated for general working capital purposes and $450,000 for required payments under the JV Agreement. While we estimate that these advances will cover our general working capital needs for at least the next 12 months, that cannot be assured. As a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If our working capital needs are not met with the Mambagone Credit Line Agreement and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2021 and 2020, we had no cash equivalents.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1	- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	- Include other inputs that are directly or indirectly observable in the marketplace.
Level 3	- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued expenses. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

Derivative Financial Instruments – We account for convertible debt with conversion features representing embedded derivative liabilities in accordance with ASC 815, Derivatives and Hedging. ASC 815-15-25-1 requires that embedded derivative instruments be bifurcated and assessed on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option valuation method, resulting in a reduction of the initial carrying amount of the notes as unamortized debt discount. The unamortized discount is amortized over the term of each note using the effective interest method.

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivative liabilities are recorded in the consolidated statement of operations under non-operating income (expense).

We evaluate each of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Long-lived Assets

We follow ASC 360-10-15-3, Impairment or Disposal of Long-lived Assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

We account for income taxes in accordance with ASC 740 - Income Taxes, which requires us to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. Tax law and rate changes are reflected in income in the period such changes are enacted. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2021 and 2020, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	SMG-Gold Acquisition

As stated in Note 1, on April 2, 2020, we entered into the Exchange Agreement with SMG and SMG’s wholly owned subsidiary SMG-Gold. Under the Exchange Agreement, SMG agreed to exchange one hundred percent (100%) of the issued and outstanding shares of SMG-Gold for an aggregate of 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series C Preferred Stock (the “Preferred Stock Consideration”). In November 2019, SMG-Gold had been assigned the rights and obligations of participatory interests in Altyn Kokus LLP, a limited liability partnership organized under the laws of Kazakhstan engaged in mining operations, but the assignment was not completed since the participatory interests had not been legally transferred to SMG-Gold as a result of certain payments not being made to Bulat Kulchimbayev (“Bulat”), a Kazakhstan national, in consideration for the sale of the participatory interests.

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

In connection with the Exchange Agreement, during the year ended March 31, 2021, we have recorded a General and Administrative expense totaling $31,000. This amount consists of the $15,000 paid in cash to Bulat plus $16,000 in value for the 4,000,000 common shares issued to Bulat, since the Stop Transfer Order has not yet been put into effect.

4.	PAU JV Agreement

As stated in Note 1, on January 8, 2021, we entered into the JV Agreement with PAU to fund and develop the Silver Bow Claims and the Blue Horse Claim.

Under the JV Agreement, PAU was to contribute its interest in the Project and its full-time expertise in the mining operations of the Venture, and in exchange, our Company was to fund the Venture with certain cash payments.

Subsequent to the closing of the JV Agreement, both parties deemed it in their best interests not to move forward with the Venture based on various factors, including, but not limited to, financial constraints and considerations, current global economic factors, and general operational difficulties relating to the initial operations of the Venture.

Accordingly, on March 22, 2021, we entered into a Rescission Agreement with PAU rescinding and rendering null and void the JV Agreement, and returning any funds advanced by either party in connection with the JV Agreement.

5.	Equipment, net

As of March 31, 2021, equipment consists of a laptop computer. Depreciation was calculated on a straight-line basis over a three-year period and was $258 for the year ended March 31, 2021.

6.	Related Party Transactions

Payable to Stockholder

From time to time, we have received advances from and issued promissory notes to Joel Cortez, who at the time was a large stockholder. These advances, which are reported on our Balance Sheets under the caption Due to Related Parties, bore no interest and were repayable on demand. On January 12, 2021, Mr. Cortez executed a General Release releasing our Company from any obligation to repay amounts owed to him. No consideration was paid to Mr. Cortez for the General Release. The amount owed to Mr. Cortez at the time of his execution of the General Release (and also at March 31, 2020) was $146,425. We recorded this transaction as an extinguishment of debt - see Note 11 for further information.

Employment Agreement

Under an April 1, 2020 Executive Employment Agreement, amended December 2, 2020, we retained the services of Mr. James Jenkins, our CEO and Director, by and through C2C Business Strategies, LLC (formerly Irvine America MB Management, LLC) (“C2C”). The amended employment agreement calls for monthly payments to C2C for Mr. Jenkins services as follows: $7,500 through December 31, 2020; $10,000 commencing January 1, 2021; and $12,000 commencing April 1, 2021 and thereafter. In addition, Mr. Jenkins will be provided with business expense reimbursements and employee benefits, if and when offered. No employee benefits are offered at this time.

During the year ended March 31, 2021, we have expensed $109,500 for the services of Mr. Jenkins and paid C2C Business Strategies LLC (formerly IAMB) a like amount. At March 31, 2021, nothing is owed for the services of Mr. Jenkins.

7.	Notes Payable

Notes payable consists of the following at March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Non-Related Parties:
Unsecured promissory notes	$—	$38,000
Advances under unsecured credit line agreement	260,000	—
Less debt discount on amounts borrowed	(225,884)	—
Subtotal — non-related parties	34,116	38,000
Less current portion	—	(38,000)
Long-term portion	$34,116	$—

Related Party:
Unsecured promissory note	$25,000	$—
Subtotal — related party	25,000	—
Less current portion	(25,000)	—
Long-term portion	$—	$—

NON-RELATED PARTIES

Unsecured Promissory Notes

During our fiscal year ended March 31, 2020, we issued three unsecured promissory notes to unrelated third parties in the principal amounts aggregating $38,000. During the six months ended September 30, 2020, we issued two unsecured promissory notes to unrelated third parties in the principal amounts aggregating $30,000, bringing the total debt for these notes to $68,000. Each note contained the same terms, bearing interest at 10% per annum and being repayable on demand. On January 12, 2021, each holder of these notes executed a General Release releasing our Company from any obligation to repay amounts owed to them. No consideration was paid to the note holders for their General Release. We recorded these transactions as extinguishments of debt - see Note 11 for further information.

Unsecured Convertible Promissory Notes

On July 24, 2020, we issued an unsecured convertible promissory note to an unrelated third party in the principal amount of $50,000. The note bears interest at 10% per annum. The note is repayable on the earlier of (1) mandatory and automatic conversion provisions of the note or (2) the two (2) year anniversary of the note. The principal and accrued interest of this note may be converted, in whole, into shares of our common stock at the option of the note holder at any time after 30 days from the issue date. In addition, if at any time prior to maturity (a) the closing price of our common stock for five consecutive trading days equals or exceeds $2.00 per share, and (b) the daily trading volume equals or exceeds 20,000 shares during the same five consecutive trading days, then all unpaid principal and accrued interest shall be automatically converted into shares of our common stock. The conversion price for this note is $1.00 per share. We determined that this convertible note contains a beneficial conversion feature of $36,000 based on the difference between the fair market value of our common stock on the date of issuance and the conversion price. We have recorded this amount as a debt discount and are amortizing the discount on a straight-line basis over the two-year term of the note.

On January 12, 2021, the holder of this note executed a General Release releasing our Company from any obligation to repay amounts owed. No consideration was paid to the note holder for the General Release. We recorded this transaction as an extinguishment of debt - see Note 11 for further information. During the year ended March 31, 2021 we recorded amortization expense of $36,000 in connection with this note.

On November 29, 2019, we received $2,100 in cash and $114 in expenses paid by a convertible promissory note, which was unsecured, bears interest at 10% per annum, is due at the earlier of: (i) 90 days from the date of the note; (ii) successful close of an equity financing greater than $100,000; or (iii) an event of default, and is convertible into common shares at a conversion price of $0.001 per share. We recorded a beneficial conversion feature of $2,100, which was amortized over the expected life of the promissory note. On February 21, 2020, the convertible promissory note was repaid. During the year ended March 31, 2020, we recorded amortization expense of $2,100.

On December 13, 2019, we received $825 in cash and $114 in expenses paid by a convertible promissory note, which was unsecured, bears interest at 10% per annum, and is due at the earlier of: (i) 90 days from the date of the note; (ii) successful close of an equity financing greater than $100,000; or (iii) an event of default, and is convertible into common shares at a conversion price of $0.001 per share. We recorded a beneficial conversion feature of $939, which was amortized over the expected life of the promissory note. On February 21, 2020, the convertible promissory note was repaid. During the year ended March 31, 2020, we recorded amortization expense of $939.

Unsecured Credit Line Agreement

Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone (“the Mambagone LOC”) under which Mambagone agreed to advance our Company a total of $1,050,000 on various dates specified in the Mambagone LOC, $600,000 of which are estimated for general working capital purposes and $450,000 for required payments under the JV Agreement. The Mambagone LOC was revised effective January 9, 2021 to reflect an updated schedule of advances. Each advance under the Mambagone LOC bears interest at 8% per annum and matures, along with all accrued and unpaid interest, on July 31, 2022.

Mambagone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mambagone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities during the year ended March 31, 2021 in accordance with the provisions of the advances. See Note 8. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the year ended March 31, 2021, we recorded debt discount of $264,203 and amortization of debt discount of $38,319 in relation to these advances.

RELATED PARTIES

Unsecured Promissory Notes

On September 10, 2020, we issued an unsecured promissory note to a related third party, Mr. Cortez, in the amount of $25,600. The note bore interest at 10% per annum and was payable on demand. On January 12, 2021, Mr. Cortez executed a General Release releasing our Company from any obligation to repay amounts owed to him. No consideration was paid to Mr. Cortez for the General Release. We recorded this transaction as an extinguishment of debt - see Note 11 for further information.

On March 16, 2021, we issued an unsecured promissory note to one of our large stockholders in the amount of $25,000. The note bears interest at 10% per annum and is payable on demand. No demand has been made for payments against this note.

8.	Derivative Liabilities

As stated in Note 7, Notes Payable, we determined that the advances under the unsecured credit line agreement each contained an embedded derivative feature in the form of a conversion provision which was adjustable based on future prices of our common stock. In accordance with ASC 815-10-25, each derivative feature was initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at the March 31, 2021 reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The following table represents our derivative liability activity for the year ended March 31, 2021:

Initial measurement of advances	$264,203
Derivative expense	58,082
Balance at March 31, 2021	$322,285

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

March 31, 2021
Expected term in years	Through 7/31/22
Risk-free interest rate	0.07% to 0.12%
Annual expected volatility	332% to 362%
Dividend yield	0.00%

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

Remaining term: The remaining term is based on the remaining contractual term of the convertible notes.

9.	Capital Stock

On June 1, 2020, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 75,000,000 to 500,000,000 and to authorize the issuance of up to 100,000,000 shares of blank check preferred stock.

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and, as of March 31, 2021, have designated three (3) series of preferred stock whose rights are described below:

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

During the year ended March 31, 2021, we issued a total of 2,500,000 Series A preferred shares to our CEO and Director. We valued the preferred shares at $150,000 based on a June 2020 independent third-party valuation of the fair value of the underlying common stock.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. The voting rights for this Series B is designated to be 10 votes for each Series B preferred share. No Series B preferred shares are issued and outstanding at either March 31, 2021 or 2020.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either March 31, 2021 or 2020.

Common Stock Issued

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

During the year ended March 31, 2021, the following activity took place with respect to our common stock:

(1) As stated in Note 3, we issued 4,000,000 shares to Bulat at a fair value of $16,000 based on an independent third-party valuation of the fair value of our common stock on the date of issuance.

(2) We issued 30,968 shares for Board of Director services rendered by two individuals. We recorded a general and administrative expense of $124 in connection with this issuance based on an independent third-party valuation of the fair value of our common stock on the date of issuance.

(3) We issued 315,790 to a vendor for services and recorded a general and administrative expense of $1,263 in connection with this issuance based on an independent third-party valuation of the fair value of our common stock on the date of issuance.

(4) We sold 10,000 shares in the three months ended September 30, 2020 for a total of $5,000.

During the year ended March 31, 2020, we issued 20,000 shares of common stock to our CEO and President for $10,000 of accrued consulting services performed during the year. On the date of the settlement, the common stock price was $0.50 per share, resulting in no gain or loss.

Common Stock To Be Issued

Our agreement with the vendor in (3) above required us to issue additional shares in the event our stock price decreased from what it was at the time of the agreement. Based on a decrease in our stock price, the vendor was entitled to receive an additional 201,451 shares of our common stock as of March 31, 2021. The shares were issued in April 2021. We valued this share issuance using the same valuation as was used for the original stock issuance and recorded an additional general and administrative expense of $806 during the year ended March 31, 2021.

10.	Income Taxes

Our Company has not filed any tax returns, but we plan on bringing our tax filings current as soon as practical. We are currently not subject to state income tax filing requirements. As of March 31, 2021, we had net operating loss carry forwards, on a book basis, of approximately $685,051 that may be available to reduce various future years’ Federal taxable income for 20 years through 2041. Net operating losses may be limited resulting from previous mergers and changes in business. Future tax benefits which may arise because of these losses have not been recognized in the accompanying financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards. Net operating losses will begin to expire in 2035.

The following table presents the current income tax provision for federal and state income taxes for the years ended March 31, 2021 and 2020:

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020
Current tax provisions:
Federal	$—	$—
State	—	—
Total provision for income taxes	$—	$—

Reconciliations of the U.S. federal statutory rate to our actual tax rate for the years ended March 31, 2021 and 2020 are as follows:

	2021	2020
US federal statutory income tax rate	21.0%	21.0%
Net gains on extinguishment of debt	5.8%	—
Non-deductible expenses, net of federal benefit
Derivative expense	(2.7)%
Other permanent differences	(3.4)%	(0.9)%
Increase in valuation allowance	(20.7)%	(20.1)%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets for federal and state income taxes as of March 31, 2021 and 2020 consisted of the following:

	2021	2020
Current
Reserves and accruals	$2,676	$—
Non-current
Net operating loss carry forwards	143,860	51,114
Less: valuation allowance	(146,536)	(51,114)
Net deferred tax assets	$—	$—

During the years ended March 31, 2021 and 2020, the valuation reserve increased $95,422 and $14,732, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of March 31, 2021, that it was more likely than not the deferred tax assets would not be realized.

11.	Debt Mitigation

On January 12, 2021, certain creditors agreed to cancel the amounts owed to them through the execution of a general release. The following table reflects the creditors, types of debt and amounts cancelled.

	Principal	Accrued Interest
NON-RELATED PARTIES
Unsecured promissory notes – non-related party	$68,000	$5,935
Unsecured convertible promissory note – non-related party	50,000	2,356
	$118,000	$8,291
RELATED PARTIES
Due to related party	$146,425	$—
Unsecured promissory note – related party	25,600	870
	$172,025	$870

Our Company paid no consideration to these creditors in exchange for the cancellation of their debts. In connection with the non-related party cancellations, we recorded a gain on extinguishment of debt in the amount of $126,291 in the year ended March 31, 2021. With regard to the related party debt cancellations, we recorded an increase to additional paid-in capital of $172,895.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2021, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at five, and we currently have only three directors.

Our current directors and officer are as follows:

Name	Age	Position
James E Jenkins	66	President and Director
Roy Y Salisbury	63	Director
Wayne Yamamoto	66	Director

Each director will serve in that capacity until our next annual shareholder meeting or until their successor is elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

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

Legal Proceedings

To the knowledge of our company, during the past ten years, none of our directors or executive officer:

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

(i)	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; or

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)	was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)	was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

(8)	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Employment Agreements

Under an April 1, 2020 Executive Employment Agreement, amended December 2, 2020, we retained the services of Mr. James Jenkins, our CEO and Director, by and through C2C Business Strategies, LLC (formerly Irvine America MB Management, LLC) (“C2C”). The amended employment agreement calls for monthly payments to C2C for Mr. Jenkins services as follows: $7,500 through December 31, 2020; $10,000 commencing January 1, 2021; and $12,000 commencing April 1, 2021 and thereafter. In addition, Mr. Jenkins will be provided with business expense reimbursements and employee benefits, if and when offered. No employee benefits are offered at this time.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 29, 2021 by the following persons:

●	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed below include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from June 29, 2021, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from June 29, 2021.

Name and Address of Beneficial Owner (1)	Outstanding Common Shares Beneficially Owned	Fully Diluted Common Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)	Percentage of Fully Diluted Shares of Common Stock (2)
James E. Jenkins, President and Director (3)	20,000	37,520,000	0.06%	52.20%
Roy Y Salisbury, Director (3)	15,484	15,484	0.05%	0.02%
Wayne Yamamoto, Director (3)	15,484	15,484	0.05%	0.02%
All Directors and Officers as a Group	50,968	37,550,968	0.15%	52.24%
Beneficial Shareholders of Common Stock greater than 5%
Fletes Y Transportes Fatyal, S.A. DE CV (4)	3,316,000	3,316,000	9.65%	4.61%
Greenberg Ventures SAPI DE CV (5)	3,316,000	3,316,000	9.65%	4.61%
Bulat Umbetovich Kulchimbayev (6)	4,000,000	4,000,000	11.64%	5.57%
Mattkelly, S.A. DE CV (7)	2,916,067	2,916,067	8.48%	4.06%
Daria Petrova (8)	3,450,000	3,450,000	10.04%	4.80%
Smith Corona, S.A. DE CV (9)	3,316,000	3,316,000	9.65%	4.61%

(1)	Unless otherwise stated, the address is 850 Teague Trail, #580, Lady Lake, FL 32159.

(2)	Percentage of Outstanding Shares of Common Stock is based on 34,376,758 common shares issued and outstanding as of June 29, 2021. Percentage of Fully Diluted Shares of Common Stock is based on 71,876,758 common shares (34,376,758 common shares issued and outstanding and 2,500,000 preferred shares issued and outstanding which are convertible into 37,500,000 common shares) as of June 29, 2021.

(3)	James E. Jenkins is current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board. Mr. Jenkins’s beneficial ownership includes 20,000 shares of common stock directly owned and 37,500,000 shares issuable upon the conversion of preferred stock. Mr. Salisbury is an indirect beneficiary of 15,484 shares of common stock owned by C2C Business Strategies, LLC. Mr. Yamamoto is an indirect beneficiary of 15,484 shares of common stock owned by Panacea Management Group, LLC.

(4)	Fletes y Transportes Fatyal, S.A DE CV is a Mexican corporation having an address at Poniente 126 No. 417, Int 4, Nuevo Vallejo, Mexico City, Mexico.

(5)	Greenberg Ventures SAPI DE CV is a Mexican corporation having an address at AV Paseo De Lasaplmas 340, Piso 1, Col. Lomas de Chapultepec, Mexico City, Mexico.

(6)	Bulat Umbetovich Kulchimbayev is a Kazakhstan national having an address at 47 Marshaka Street, Almaty, Kazakhstan. Mr. Kulchimbayev is recently deceased.

(7)	Mattkelly, S.A. DE CV is a Mexican corporation having an address at Cerrada Maxtla 165 Fracc, Valle del Maquez, Hermosillo, Mexico.

(8)	Daria Petrova is a Russian national having an address at Quarter 7, 5B, 9/5, Lytkarino, Moscow Region, Russia.

(9)	Smith Corona, S.A. DE CV is a Mexican corporation having an address at Av. Retorno 103 14B, Col. Modelo, Hermosillo, Sonora, Mexico.

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

Transactions with related persons, promoters and certain control persons

To this date, and aside from the transactions discussed in Note 6 to the accompanying financial statements, there have been no agreements or transactions with the director/officers, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

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

Item 14.      Principal Accounting Fees and Services

As reported in our Form 8-K filing dated November 9, 2020, our independent auditors, Sadler, Gibb & Associates, LLC (“SGA”), made the decision to resign effective November 5, 2020. There have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of SGA, would have caused them to make reference thereto in their report on the financial statements.

Effective November 6, 2020, TAAD, LLP (“TAAD”) were appointed as our independent auditors. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither our Company nor anyone on our behalf consulted TAAD regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has TAAD provided us a written report or oral advice regarding such principles or audit opinion.

For the years ended March 31, 2021 and 2020, total audit fees were $31,000 and $14,000, respectively.  We made no other payments to our auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2021.

Palayan Resources Inc.

By /s/ James Jenkins
James Jenkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ James Jenkins	President (Principal Executive	July 12, 2021
James Jenkins	Officer) and Director

/s/ James Jenkins	Secretary and Treasurer (Principal	July 12, 2021
James Jenkins	Accounting and Financial Officer)