Form 10-Q
period 2021-06-30
Palayan Resources, Inc.
filed 2021-08-16
CIK 1612851

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2021

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from    to

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 16 was 35,973,557.

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

1

PALAYAN RESOURCES, INC.

FORM 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$35,409	$98,889
Total current assets	35,409	98,889
Equipment, net	773	866
Total Assets	$36,182	$99,755

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$9,976	$5,168
Note payable – related party	25,000	25,000
Total current liabilities	34,976	30,168
Long-term liabilities:
Convertible note payable – non-related party, net of debt discount	79,589	34,116
Derivative liabilities	336,450	322,285
Total long-term liabilities	416,039	356,401
Total Liabilities	451,015	386,569

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2021 and March 31, 2021, respectively	2,500	2,500
Series B – 5,000,000 shares authorized; none issued and outstanding at June 30, 2021 and March 31, 2021, respectively	–	–
Series C – 5,000,000 shares authorized; none issued and outstanding at June 30, 2021 and March 31, 2021, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,973,557 and 34,376,758 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	35,974	34,377
Common stock to be issued, none and 201,451 at June 30, 2021 and March 31, 2021, respectively	–	201
Additional paid-in capital	392,234	388,049
Accumulated deficit	(845,541)	(711,941)
Total Stockholders' Deficit	(414,833)	(286,814)
Total Liabilities and Stockholders’ Deficit	$36,182	$99,755

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020

Operating expenses:
Selling and marketing expense	$439	$–
General and administrative expense	73,128	60,710
Total operating expense	73,567	60,710

Operating loss	(73,567)	(60,710)

Other income (expense):
Interest expense	(5,186)	(1,036)
Derivative expense	(14,165)	–
Debt discount amortization	(40,682)	–
Total other income (expense)	(60,033)	(1,036)

Loss before provision for income taxes	(133,600)	(61,746)

Provision for income taxes	–	–

Net loss	$(133,600)	$(61,746)

Weighted average shares basic and diluted	35,728,221	31,012,692

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	2,500,000	$2,500	–	$–	–	$–	34,376,758	$34,377	201,451	$201	$388,049	$(711,941)	$(286,814)
Common stock issued for services	–	–	–	–	–	–	1,596,799	1,597	(201,451)	(201)	4,185	–	5,581
Net loss	–	–	–	–	–	–	–	–	–	–	–	(133,600)	(133,600)
Balance – June 30, 2021 (Unaudited)	2,500,000	$2,500	–	$–	–	$–	35,973,557	$35,974	–	$–	$392,234	$(845,541)	$(414,833)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance March 31, 2020	–	$–	–	$–	–	$–	30,020,000	$30,020	–	$–	$13,019	$(251,437)	$(208,398)
Common stock issued for services	–	–	–	–	–	–	346,758	347			1,040	–	1,387
Common Stock issued as deposit for acquisition	–	–	–	–	–	–	4,000,000	4,000	–	–	12,000	–	16,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(61,746)	(61,746)
Balance June 30, 2020	–	$–	–	$–	–	$–	34,366,758	$34,367	–	$–	$26,059	$(313,183)	$(252,757)

See accompanying notes to unaudited financial statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Cash flows from operating activities:
Net loss	$(133,600)	$(61,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	5,581	1,387
Derivative expense	14,165	–
Depreciation and amortization	93	–
Debt discount amortization	40,682	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,599	23,271
Due to related parties	–	22,500
Net cash used in operating activities	(63,480)	(14,588)

Cash flows from financing activities:
Proceeds from issuance of notes payable – non-related parties	–	30,000
Net cash provided by financing activities	–	30,000

Net change in cash	(63,480)	15,412
Cash, beginning of period	98,889	77
Cash, end of period	$35,409	$15,489

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as deposit for acquisition	$–	$16,000

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

On January 8, 2021, we entered into a Joint Venture Agreement (the “JV Agreement”) with Provenance Gold Corporation, a Canadian publicly traded company (“PAU”) to fund and develop a series of 102 lode mineral claims and one (1) patented mining claim, all of which are located in Nye County in the State of Nevada (the “Venture”). Subsequent to the closing of the JV Agreement, both parties deemed it in their best interests not to move forward with the Venture based on various factors, including, but not limited to, financial constraints and considerations, current global economic factors, and general operational difficulties relating to the initial operations of the Venture. Accordingly, on March 22, 2021, we entered into a Rescission Agreement with PAU rescinding and rendering null and void the JV Agreement, and returning any funds advanced by either party in connection with the JV Agreement.

On May 10, 2021, we issued a press release stating our Company was changing its market focus “ Management recognizes that our Company needs to move in a new direction and will pursue acquisition opportunities that can benefit private companies through our Company’s public status. The benefit to our Company and its shareholders will be built on acquisitions based on growth and revenue of targeted acquisitions.

We will be restructured as a holding company seeking transactions on a managed basis, acquiring controlling interest in acquisition targets as subsidiaries of our Company. Using a holding company strategy, we will be able to mitigate risk while making multiple acquisitions. All targeted acquisitions must be audited or auditable. We will make either majority or minority investments in companies that meet its investment criteria.

As a holding company, we will not manufacture anything, sell any products or services, or conduct any other business operations. Our purpose is to hold the controlling stock or membership interests in other companies.

Our Company is taking an agnostic approach regarding industry, in almost every contemplated acquisition, we will retain the management team of the acquired company. The subsidiary’s own management will run the day-to-day business, as this retention of management post transaction will maintain operational continuity. Our Company’s management will be responsible for overseeing how the subsidiaries are run and assisting their management as needed.

Our Company is seeking opportunities in mature private companies that are in transition or growth mode.

We have begun sourcing opportunities through a number of third-party organizations. Transactions will be subject to industry standard due-diligence requirements. Of course, no two acquisitions are the same, so the due diligence process will vary from one situation to the next. In general, however, there are up to five types of due diligence; (i) Business; (ii) Accounting; (iii) Legal; (iv) Valuation and (v) Environmental, that will need to be completed as part of the process for any proposed transaction.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed on July 12, 2021. The results of operations for the three months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $845,541 as of June 30, 2021. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mambagone”) which allows for advances totaling $1,050,000, $600,000 of which were estimated for general working capital purposes and $450,000 for required payments under the rescinded JV Agreement. While we estimate that these Mambagone advances will cover our general working capital needs for at least the next 12 months, that cannot be assured. As a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If our working capital needs are not met with the Mambagone Credit Line Agreement and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021 and March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued expenses. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

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

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2021 and 2020, potentially dilutive shares related to our convertible notes payable and Series A Preferred Stock have not been included in the diluted loss per share computations as they would be antidilutive for the periods presented.

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

Bulat never received any cash obligations owed to him, except for the $15,000 paid by us in July 2020. As such, Bulat did not transfer the participation interests in Altyn Kokus LLP to SMG-Gold. As a result, the transaction contemplated by the Exchange Agreement was deemed to be incomplete. Accordingly, on November 18, 2020, our Board of Directors voted unanimously to rescind the Exchange Agreement, to return the parties to their respective positions prior to entering into the Exchange Agreement, to the extent possible, to return the SMG-Gold shares to SMG, and to place a Stop Transfer Order with our transfer agent for the 4,000,000 shares of our common stock issued to Bulat.

Because of our Board’s decision to rescind the Exchange Agreement, during the three months ended December 31, 2020, we recorded a General and Administrative expense totaling $31,000, consisting of the $15,000 paid in cash to Bulat plus $16,000 in value for the 4,000,000 common shares issued to Bulat, since the Stop Transfer Order has not yet been put into effect.

4.	Equipment, net

As of June 30, 2021, equipment consists of a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $93 for the three months ended June 30, 2021. There was no depreciation for the three months ended June 30, 2020.

5.	Related Party Transactions

Payable to Stockholder

From time to time, we received advances from Joel Cortez, our largest stockholder, which we had reported on our Balance Sheets under the caption Due to Related Parties. All amounts owed to Mr. Cortez were forgiven by him in January 2021 and, as of June 30, 2021 and March 31, 2021, no amounts are owed to him for the advances. For the three-month period ended June 30, 2021, there were no advances received from or repaid to Mr. Cortez.

Employment Agreement

Under an April 1, 2020 Executive Employment Agreement, amended December 2, 2020, we retained the services of Mr. James Jenkins, our CEO and Director, by and through C2C Business Strategies, LLC (formerly Irvine America MB Management, LLC) (“C2C”).

During the three months ended June 30, 2021 and 2020, we expensed $24,000 and $22,500 for the services of Mr. Jenkins. At June 30, 2021, nothing is owed for the services of Mr. Jenkins.

6.	Notes Payable

Notes payable consists of the following at June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Non-Related Parties:
Advances under unsecured credit line agreement	$260,000	$260,000
Less debt discount on amounts borrowed	(180,411)	(225,884)
Subtotal – non-related parties	79,589	34,116
Less current portion	–	–
Long-term portion	$79,589	$34,116

Related Party:
Unsecured promissory note	$25,000	$25,000
Subtotal – related party	25,000	25,000
Less current portion	(25,000)	(25,000)
Long-term portion	$–	–

NON-RELATED PARTIES

Unsecured Credit Line Agreement

Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone (“the Mambagone LOC”) under which Mambagone agreed to advance our Company a total of $1,050,000 on various dates specified in the Mambagone LOC. The Mambagone LOC was revised effective January 9, 2021 to reflect an updated schedule of advances. Each advance under the Mambagone LOC bears interest at 8% per annum and matures, along with all accrued and unpaid interest, on July 31, 2022.

Mambagone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mambagone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities in accordance with the provisions of the advances. See Note 7. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the three months ended June 30, 2021, we recorded amortization of debt discount of $40,682.

Other Promissory Notes

During the three months ended June 30, 2020, we issued two (2) notes payable to non-related parties totaling $30,000. The notes were unsecured, bore interest at 10% per annum, and were due on demand. All amounts owed to the two note holders were forgiven in January 2021 and, as of June 30, 2021 and March 31, 2021, no amounts are owed under these notes.

RELATED PARTY

Unsecured Promissory Note

On March 16, 2021, we issued an unsecured promissory note to one of our large stockholders in the amount of $25,000. The note bears interest at 10% per annum and is payable on demand. No demand has been made for payments against this note.

7.	Derivative Liabilities

As stated in Note 6, Notes Payable, we determined that the advances under the unsecured credit line agreement each contained an embedded derivative feature in the form of a conversion provision which was adjustable based on future prices of our common stock. In accordance with ASC 815-10-25, each derivative feature was initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at the June 30, 2020 reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The following table represents our derivative liability activity for the three months ended June 30, 2021:

Initial measurement of advances	$264,203
Derivative expense	58,082
Balance at March 31, 2021	322,285
Derivative expense	14,165
Balance at June 30, 2021	$336,450

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

Three Months Ended June 30, 2021
Expected term in years	Through 7/31/22
Risk-free interest rate	0.07%
Annual expected volatility	195%
Dividend yield	0.00%

Risk-free interest rate: We use the risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the issuance.

Volatility: We estimate the expected volatility of the stock price based on the corresponding volatility of our historical stock price for a period consistent with the convertible notes' expected terms.

Dividend yield: We use a 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the convertible notes.

8.	Capital Stock

On June 1, 2020, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 75,000,000 to 500,000,000 and to authorize the issuance of up to 100,000,000 shares of preferred stock.

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and, as of March 31, 2021, have designated three (3) series of preferred stock whose rights are described below:

Series A Preferred Stock – we have designated 5,000,000 Series A preferred shares. The Series A preferred ranking is senior to common shares, no dividends are payable, and each share is convertible into common shares at a rate of 15 common shares for each Series A preferred share. The voting rights for the Series A preferred was originally designated to be 100 votes for each Series A preferred share. On September 4, 2020 in the First Amendment to the Exchange Agreement, the voting rights were reduced to 20 votes for each Series A preferred share. As of June 30, 2021 and March 31, 2021, 2,500,000 shares of Series A preferred shares are outstanding.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. The voting rights for this Series B is designated to be 10 votes for each Series B preferred share. No Series B preferred shares are issued and outstanding at either June 30, 2021 or March 31, 2021.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either June 30, 2021 or March 31, 2021.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

During the three months ended June 30, 2021, we issued 201,451 shares of our common stock to a vendor for services. These shares had been recorded in “Common Stock to be Issued” at March 31, 2021. We also issued 1,395,348 shares to the same vendor under the terms of a Services Agreement dated April 16, 2021. See Note 9.

9.	Services Agreement

On April 16, 2021, we entered into a Services Agreement with Cicero Transact Group, Inc. Under the Agreement, Cicero has agreed to rebuild our website and social media sites and help identify and introduce potential acquisition targets to our Company. Once an acquisition is completed, Cicero has agreed to provide, at their sole discretion, any number of post-acquisition services listed in the Agreement. As consideration for the services, we issued Cicero 1,395,348 shares of our restricted common stock which were vested on the date of the Agreement. We valued the shares at $5,581, based on a valuation of our Company done by an independent third-party, and recorded a general and administrative expense of that amount during the three-month period ended June 30, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Set forth below are certain of our important accounting policies. For a full explanation of these and other of our important accounting policies, see Note 2 to Notes to the Financial Statements in our Form 10-K filed with the SEC on July 12, 2021.

Going Concern Considerations

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to US GAAP, which contemplate continuation of our Company as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on our Company is not currently determinable, but management continues to monitor the situation.

We have generated no revenues to date and have an accumulated deficit of $845,541 as of June 30, 2021. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to raise equity or debt financing, and the attainment of profitable operations from our Company’s future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

We have limited operational history. From our inception on July 26, 2013 to June 30, 2021, we did not generate any revenues. As a mineral pre-exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating Expenses

During the three months ended June 30, 2021, we incurred operating expenses of $73,567 compared to $60,710 in the previous year. The 2021 period contains a $5,581 expense resulting from our issuance of common stock under the Services Agreement described in Note 9 to the accompanying financial statements. The 2021 period expenses were also slightly higher than in 2020, primarily in the areas of professional fees related to the SMG-Gold transaction.

Other Income and Expense

Interest expense increased $4,150 on higher levels of debt. We incurred derivative expense in the 2021 period of $14,165 related to our indebtedness to Mambagone as explained in Note 7 to the accompanying financial statements. Debt discount amortization in the 2021 period of $40,682 was also related to our Mambagone indebtedness. There was no derivative expense or debt discount amortization in the 2020 period.

Net Loss

Our net loss for the three months ended June 30, 2021 of $133,600 ($0.00 per share) compares to a net loss of $61,746 ($0.00 per share) in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised capital through debt financing, advances from related parties and private placements of our common stock. Our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with investment in companies, and costs of distribution of our securities. We estimate that we will have to incur the following expenses during the next 12 months:

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

Since our initial share issuances, our company has been unable to raise additional capital forcing us to rely on debt financing and cash advances from related parties to meet current and future liabilities over the foreseeable future. Based on our cash on hand of approximately $35,409 as of June 30, 2021, we will be required to raise additional funds to execute our current plan of operation. Beyond our line of credit agreement with Mambagone, we have no commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We do not intend to hire any employees at this time.

CASH FLOWS

Operating Activities

During the three months ended June 30, 2021, we used cash of $63,480 for operating activities compared to $14,588 during the same period in 2020. The increase in cash used was mainly attributable to the increase in our net loss, offset to some extent by increases in non-cash items and changes in in accounts payable and accrued liabilities and in due to related parties. Significant non-cash items in the 2021 period which did not exist in the 2020 period included shares issued for services of $5,581, derivative expense of $14,165 and debt discount amortization of $40,682. In addition, there was a decrease in accounts payable and accrued expenses and due to related party liabilities in the 2021 period compared to 2020 of $40,962.

Investing Activities

There were not investing activities during the three-month periods ended June 30, 2021 and 2020.

Financing Activities

During the three months ended June 30, 2020, we received $30,000 in proceeds from the issuance of notes payable. There were no financing activities in the three months ended June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2021.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2021.

Part II – OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

PALAYAN RESOURCES, INC.

Date: August 16, 2021	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)

