Form 10-Q
period 2021-09-30
Palayan Resources, Inc.
filed 2021-11-10
CIK 1612851

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to  __________.

Commission File Number: 000-55348

Palayan Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-4575865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Teague Trail, #580
Lady Lake, FL	32159
(Address of principal executive offices)	(Zip code)

(407) 536-9422
(Registrant’s telephone number, including area code)

________________________________

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTC

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November __ was 35,973,557.

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

1

PALAYAN RESOURCES, INC.

FORM 10-Q

September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$298	$98,889
Total current assets	298	98,889
Equipment, net	678	866
Total Assets	$976	$99,755

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$29,900	$5,168
Note payable – related party	25,000	25,000
Convertible note payable – non-related party, net of debt discount	121,502	–
Derivative liabilities	245,382	–
Due to related party	20,500	–
Total current liabilities	442,284	30,168
Long-term liabilities:
Convertible note payable – non-related party, net of debt discount	–	34,116
Derivative liabilities	–	322,285
Total long-term liabilities	–	356,401
Total Liabilities	442,284	386,569

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; 2,500,000 issued and outstanding at September 30, 2021 and March 31, 2021, respectively	2,500	2,500
Series B – 5,000,000 shares authorized; none issued and outstanding at September 30, 2021 and March 31, 2021, respectively	–	–
Series C – 5,000,000 shares authorized; none issued and outstanding at September 30, 2021 and March 31, 2021, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,973,557 and 34,376,758 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	35,974	34,377
Common stock to be issued, none and 201,451 at September 30, 2021 and March 31, 2021, respectively	–	201
Additional paid-in capital	392,234	388,049
Accumulated deficit	(872,016)	(711,941)
Total Stockholders' Deficit	(441,308)	(286,814)
Total Liabilities and Stockholders’ Deficit	$976	$99,755

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Six Months Ended September 30, 2021	For the Six Months Ended September 30, 2020

Operating expenses:
Selling and marketing expense	$329	$5,116	$768	$5,116
General and administrative expense	68,701	108,494	141,829	169,204
Total operating expense	69,030	113,610	142,597	174,320

Operating loss	(69,030)	(113,610)	(142,597)	(174,320)

Other income (expense):
Interest expense	(6,599)	(2,823)	(11,785)	(3,859)
Derivative income	91,068	–	76,903	–
Debt discount amortization	(41,914)	–	(82,596)	–
Total other income (expense)	42,555	(2,823)	(17,478)	(3,859)

Loss before provision for income taxes	(26,475)	(116,433)	(160,075)	(178,179)

Provision for income taxes	–	–	–	–

Net loss	$(26,475)	$(116,433)	$(160,075)	$(178,179)

Weighted average shares basic and diluted	35,973,557	34,376,649	35,851,559	32,713,807

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	2,500,000	$2,500	–	$–	–	$–	34,376,758	$34,377	201,451	$201	$388,049	$(711,941)	$(286,814)
Common stock issued for services	–	–	–	–	–	–	1,596,799	1,597	(201,451)	(201)	4,185	–	5,581
Net loss	–	–	–	–	–	–	–	–	–	–	–	(133,600)	(133,600)
Balance – June 30, 2021 (Unaudited)	2,500,000	2,500	–	–	–	–	35,973,557	35,974	–	–	392,234	(845,541)	(414,833)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(26,475)	(26,475)
Balance – September 30, 2021 (Unaudited)	2,500,000	$2,500	–	$–	–	$–	35,973,557	$35,974	–	$–	$392,234	$(872,016)	$(441,308)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	–	$–	–	$–	–	$–	30,020,000	$30,020	–	$–	$13,019	$(251,437)	$(208,398)
Common stock issued for services	–	–	–	–	–	–	346,758	347	–	–	1,040	–	1,387
Common Stock issued as deposit for acquisition	–	–	–	–	–	–	4,000,000	4,000	–	–	12,000		16,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(61,746)	(61,746)
Balance June 30, 2020	–	–	–	–	–	–	34,366,758	34,367	–	–	26,059	(313,183)	(252,757)
Sale of common shares	–	–	–	–	–	–	10,000	10	–	–	4,990	–	5,000
Beneficial conversion feature	–	–	–	–	–	–	–	–	–	–	18,432	–	18,432
Net loss	–	–	–	–	–	–	–	–	–	–	–	(116,433)	(116,433)
Balance September 30, 2020	–	$–	–	$–	–	$–	34,376,758	$34,377	–	$–	$49,481	$(429,616)	$(345,758)

See accompanying notes to unaudited financial statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		4
	For the Six Months Ended September 30, 2021	For the Six Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(160,075)	$(178,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of shares issued as acquisition deposit	–	16,000
Shares issued for services	5,581	1,388
Derivative income	(76,903)	–
Depreciation and amortization	188	1,929
Debt discount amortization	82,596	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	29,522	32,734
Due to related parties	20,500	22,499
Net cash used in operating activities	(98,591)	(103,629)

Cash flows from investing activities:
Capital expenditures	–	(1,123)
Net cash used in investing activities	–	(1,123)

Cash flows from financing activities:
Proceeds from sale of common stock	–	5,000
Proceeds from issuance of notes payable – non-related parties	–	80,000
Proceeds from issuance of notes payable – related party	–	25,600
Net cash provided by financing activities	–	110,600

Net change in cash	(98,591)	5,848
Cash, beginning of period	98,889	77
Cash, end of period	$298	$5,925

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Beneficial conversion feature	$–	$18,432

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On May 10, 2021, we issued a press release stating our Company was changing its market focus as our management recognizes that our Company needs to move in a new direction and will pursue acquisition opportunities that can benefit private companies through our Company’s public status. The benefit to our Company and its shareholders will be built on acquisitions based on growth and revenue of targeted acquisitions.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed on July 12, 2021. The results of operations for the three and six months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $872,016 as of September 30, 2021. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mambagone”) which allowed for advances totaling $1,050,000. However, after borrowing $260,000 under the Credit Line Agreement, as described in Note 6, Mambagone has no more ability to make further advances. As such, there is uncertainty whether our capital needs over the next 12 months can be met and, as a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital to meet our working capital needs, we could be forced to cease operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

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

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2021 and 2020, potentially dilutive shares related to our convertible notes payable and Series A Preferred Stock have not been included in the diluted loss per share computations as they would be antidilutive for the periods presented.

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

Because of our Board’s decision to rescind the Exchange Agreement, during the three months ended December 31, 2020, we recorded a General and Administrative expense totaling $31,000, consisting of the $15,000 paid in cash to Bulat plus $16,000 in value for the 4,000,000 common shares issued to Bulat, since the Stop Transfer Order was unable to be put into effect.

4.	Equipment, net

As of September 30, 2021, equipment consists of a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $95 and $188, respectively, for the three and six months ended September 30, 2021. There was no depreciation for the corresponding periods ended September 30, 2020.

5.	Related Party Transactions

Due to related party consists of the following at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021

Amount owed for working capital advances (1)	$1,500	$–
Amount owed for CEO services under Executive Employment Agreement (2)	19,000	–
Total	$20,500	$–

(1)	From time to time, we have received advances from certain of our large stockholders, which we reported on our Balance Sheets under the caption Due to related parties. The advances bear no interest and are repayable on demand.

(2)	Under an April 1, 2020 Executive Employment Agreement, amended December 2, 2020, we retained the services of Mr. James Jenkins, our CEO and Director, by and through C2C Business Strategies, LLC (formerly Irvine America MB Management, LLC) (“C2C”). During the six months ended September 30, 2021 and 2020, we expensed $60,000 and $45,000, respectively, for the services of Mr. Jenkins.

6.	Notes Payable

Notes payable consists of the following at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Non-Related Parties:
Advances under unsecured credit line agreement	$260,000	$260,000
Less debt discount on amounts borrowed	(138,498)	(225,884)
Subtotal – non-related parties	121,502	34,116
Less current portion	(121,502)	–
Long-term portion	$–	$34,116

Related Party:
Unsecured promissory note	25,000	25,000
Subtotal – related party	25,000	25,000
Less current portion	(25,000)	(25,000)
Long-term portion	$–	–

NON-RELATED PARTIES

Unsecured Credit Line Agreement

Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone (“the Mambagone LOC”) under which Mambagone agreed to advance our Company a total of $1,050,000 on various dates specified in the Mambagone LOC. Each advance under the Mambagone LOC bears interest at 8% per annum and matures, along with all accrued and unpaid interest, on July 31, 2022. After advancing us $260,000, Mambagone has no more ability to make further advances and we don’t expect to receive any additional funds under the Mambagone LOC.

Mambagone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mambagone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities in accordance with the provisions of the advances. See Note 7. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the three and six months ended September 30, 2021, we recorded amortization of debt discount of $41,914 and $82,596, respectively.

Other Promissory Notes

On July 24, 2020, we issued an unsecured convertible promissory note to an unrelated third party in the principal amount of $50,000. The note, which bore interest at 10% per annum, was convertible at $1.00 per share. We determined that this note contained a beneficial conversion feature of $18,432 based on the difference between the fair market value of our common stock on the date of issuance and the conversion price. We recorded this amount as a debt discount and were amortizing the discount on a straight-line basis over the two-year term of the note. During the three months ended September 30, 2020 we recorded amortization expense of $1,716 in connection with this note. In January 2021, all amounts owed under this note were forgiven by its holder and, as of September 30, 2021 and March 31, 2021, no amounts are owed under this note.

During the six months ended September 30, 2020, we issued two (2) notes payable to non-related parties totaling $30,000. The notes were unsecured, bore interest at 10% per annum, and were due on demand. All amounts owed to the two note holders were forgiven in January 2021 and, as of September 30, 2021 and March 31, 2021, no amounts are owed under these notes.

RELATED PARTY

Unsecured Promissory Note

On March 16, 2021, we issued an unsecured promissory note to one of our large stockholders in the amount of $25,000. The note bears interest at 10% per annum and is payable on demand. No demand has been made for payments against this note.

7.	Derivative Liabilities

As stated in Note 6, Notes Payable, we determined that the advances under the unsecured credit line agreement contained an embedded derivative feature in the form of a conversion provision which was adjustable based on future prices of our common stock. In accordance with ASC 815-10-25, each derivative feature was initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The following table represents our derivative liability activity for the three and six months ended September 30, 2021:

Initial measurement of advances	$264,203
Derivative expense	58,082
Balance at March 31, 2021	322,285
Derivative expense	14,165
Balance at June 30, 2021	336,450
Derivative income	(91,068)
Balance at September 30, 2021	$245,382

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

Six Months Ended September 30, 2021
Expected term in years	Through 7/31/22
Risk-free interest rate	0.07% to 0.09%
Annual expected volatility	195% to 201%
Dividend yield	0.00%

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

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and have designated three (3) series of preferred stock whose rights are described below:

Series A Preferred Stock – we have designated 5,000,000 Series A preferred shares. The Series A preferred ranking is senior to common shares, no dividends are payable, and each share is convertible into common shares at a rate of 15 common shares for each Series A preferred share. The voting rights for the Series A preferred was originally designated to be 100 votes for each Series A preferred share. On September 4, 2020 in the First Amendment to the Exchange Agreement, the voting rights were reduced to 20 votes for each Series A preferred share. As of September 30, 2021 and March 31, 2021, 2,500,000 shares of Series A preferred shares are outstanding.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. The voting rights for this Series B is designated to be 10 votes for each Series B preferred share. No Series B preferred shares are issued and outstanding at either September 30, 2021 or March 31, 2021.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either September 30, 2021 or March 31, 2021.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

During the six months ended September 30, 2021, we issued 201,451 shares of our common stock to a vendor for services. These shares had been recorded in “Common Stock to be Issued” at March 31, 2021. We also issued 1,395,348 shares to the same vendor under the terms of a Services Agreement dated April 16, 2021. See Note 9.

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

We have generated no revenues to date and have an accumulated deficit of $872,016 as of September 30, 2021. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to raise equity or debt financing, and the attainment of profitable operations from our Company’s future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

We have limited operational history. From our inception on July 26, 2013 to September 30, 2021, we did not generate any revenues.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating Expenses

During the three months ended September 30, 2021, we incurred operating expenses of $69,030 compared to $113,610 in the previous year. The 2020 period includes a $31,000 expense related to the rescinded SMG-Gold transaction as described in Note 3 to the accompanying financial statements. In addition, the accounting expense in 2020 was higher than in 2021 by $12,600, mainly due to work performed on the SMG-Gold transaction.

Other Income and Expense

Interest expense increased $3,776 on higher levels of debt. We reported derivative income in the 2021 period of $91,068 related to our indebtedness to Mambagone as explained in Note 7 to the accompanying financial statements. Debt discount amortization in the 2021 period of $41,914 was also related to our Mambagone indebtedness. There was no derivative expense or debt discount amortization in the 2020 period.

Net Loss

Our net loss for the three months ended September 30, 2021 of $26,475 ($0.00 per share) compares to a net loss of $116,433 ($0.00 per share) in the previous year.

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

Operating Expenses

During the six months ended September 30, 2021, we incurred operating expenses of $142,597 compared to $174,320 in the previous year. The difference in operating expenses is principally due to the 2020 period containing a $31,000 expense related to the rescinded SMG-Gold transaction as described in Note 3 to the accompanying financial statements.

Other Income and Expense

Interest expense increased $7,926 on higher levels of debt. We reported derivative income in the 2021 period of $76,903 related to our indebtedness to Mambagone as explained in Note 7 to the accompanying financial statements. Debt discount amortization in the 2021 period of $82,596 was also related to our Mambagone indebtedness. There was no derivative expense or debt discount amortization in the 2020 period.

Net Loss

Our net loss for the three months ended September 30, 2021 of $160,075 ($0.00 per share) compares to a net loss of $178,179 ($0.01 per share) in the previous year.

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

Since our initial share issuances, our company has been unable to raise additional capital forcing us to rely on debt financing and cash advances from related parties to meet current and future liabilities over the foreseeable future. Based on our cash on hand of $298 as of September 30, 2021, we will be required to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We do not presently intend to hire any employees.

CASH FLOWS

Operating Activities

During the six months ended September 30, 2021, we used cash of $98,591 for operating activities compared to $103,629 during the same period in 2020. The decrease in cash used was mainly attributable to the decrease in our net loss, offset to some extent by a net decrease in non-cash items and changes in in accounts payable and accrued liabilities and in due to related parties. Significant non-cash items in the 2021 period which did not exist in the 2020 period included derivative income of $76,903, debt discount amortization of $82,596 and an expense for shares issued for services of $5,581. The 2020 period included a non-cash expense of $16,000 for shares issued as an acquisition deposit for the SMG-Gold transaction. Finally, there was a decrease in accounts payable and accrued expenses and due to related party liabilities in the 2021 period compared to 2020 of $5,211.

Investing Activities

There were no investing activities in the 2021 period. During the six months ended September 30, 2020 we had capital expenditures of $1,123.

Financing Activities

There were no financing activities in the comparable 2021 period. During the six months ended September 30, 2020, we received $5,000 from the sale of 10,000 shares of our common stock and $105,600 in proceeds from the issuance of notes payable.

Trends

Other than potential impacts of Covid-19, we are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described in this section or our in Item 1A of our Form 10-K (Risk Factors) filed July 12, 2021.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2021.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2021.

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

PALAYAN RESOURCES, INC.

Date: November 10, 2021	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)

