Form 10-Q
period 2021-12-31
Palayan Resources, Inc.
filed 2022-02-14
CIK 1612851

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

or

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

________________________________

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock	PLYN	OTC Markets

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 31, 2022 was 37,376,891.

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

1

PALAYAN RESOURCES, INC.

FORM 10-Q

December 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$582	$98,889
Total current assets	582	98,889
Equipment, net	584	866
Total Assets	$1,166	$99,755

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$28,273	$5,168
Note payable – related party	25,000	25,000
Convertible note payable – non-related party, net of debt discount	163,416	–
Derivative liabilities	209,635	–
Due to related party	4,000	–
Total current liabilities	430,324	30,168
Long-term liabilities:
Convertible note payable – non-related party, net of debt discount	–	34,116
Derivative liabilities	–	322,285
Total long-term liabilities	–	356,401
Total Liabilities	430,324	386,569

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized	–	–
Series A – 5,000,000 shares authorized; 2,500,000 issued and outstanding at December 31, 2021 and March 31, 2021, respectively	2,500	2,500
Series B – 5,000,000 shares authorized; none issued and outstanding at December 31, 2021 and March 31, 2021, respectively	–	–
Series C – 5,000,000 shares authorized; none issued and outstanding at December 31, 2021 and March 31, 2021, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 37,376,891 and 35,973,557 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	37,377	34,377
Common stock to be issued, none and 201,451 at December 31, 2021 and March 31, 2021, respectively	–	201
Additional paid-in capital	461,031	388,049
Accumulated deficit	(930,066)	(711,941)
Total Stockholders' Deficit	(429,158)	(286,814)
Total Liabilities and Stockholders’ Deficit	$1,166	$99,755

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020	For the Nine Months Ended December 31, 2021	For the Nine Months Ended December 31, 2020

Operating expenses:
Selling and marketing expense	$329	$1,756	$1,097	$6,872
General and administrative expense	59,681	200,224	201,510	369,428
Total operating expense	60,010	201,980	202,607	376,300

Operating loss	(60,010)	(201,980)	(202,607)	(376,300)

Other income (expense):
Interest expense	(5,873)	(4,245)	(17,658)	(8,104)
Derivative income (expense)	35,747	(53,746)	112,651	(53,746)
Debt discount amortization	(41,914)	–	(124,510)	–
Gain on extinguishment of debt	14,000	–	14,000	–
Total other income (expense)	1,960	(57,991)	(15,517)	(61,850)

Loss before provision for income taxes	(58,050)	(259,971)	(218,124)	(438,150)

Provision for income taxes	–	–	–	–

Net loss	$(58,050)	$(259,971)	$(218,124)	$(438,150)

Weighted average shares basic and diluted	35,973,557	34,376,649	35,851,559	33,270,140

Weighted average basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	2,500,000	$2,500	–	$–	–	$–	34,376,758	$34,377	201,451	$201	$388,049	$(711,941)	$(286,814)
Shares issued for services	–	–	–	–	–	–	1,596,799	1,597	(201,451)	(201)	4,185	–	5,581
Net loss	–	–	–	–	–	–	–	–	–	–	–	(133,600)	(133,600)
Balance – June 30, 2021 (Unaudited)	2,500,000	2,500	–	–	–	–	35,973,557	35,974	–	–	392,234	(845,541)	(414,833)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(26,475)	(26,475)
Balance – September 30, 2021 (Unaudited)	2,500,000	2,500	–	–	–	–	35,973,557	35,974	–	–	392,234	(872,016)	(441,308)
Shares issued for debt settlement	–	–	–	–	–	–	1,403,334	1,403	–	–	68,797	–	70,200
Net loss	–	–	–	–	–		–	–	–	–	–	(58,050)	(58,050)
Balance – December 31, 2021 (Unaudited)	2,500,000	$2,500	–	$–	–	$–	37,376,891	$37,377	–	$–	$461,031	$(930,066)	$(429,158)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	–	$–	–	$–	–	$–	30,020,000	$30,020	–	$–	$13,019	$(251,437)	$(208,398)
Shares issued for services	–	–	–	–	–	–	346,758	347	–	–	1,040	–	1,387
Shares issued as deposit for acquisition	–	–	–	–	–	–	4,000,000	4,000	–	–	12,000		16,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(61,746)	(61,746)
Balance – June 30, 2020 (Unaudited)	–	–	–	–	–	–	34,366,758	34,367	–	–	26,059	(313,183)	(252,757)
Sale of common shares	–	–	–	–	–	–	10,000	10	–	–	4,990	–	5,000
Beneficial conversion feature	–	–	–	–	–	–	–	–	–	–	18,432	–	18,432
Net loss	–	–	–	–	–	–	–	–	–	–	–	(116,433)	(116,433)
Balance September 30, 2020 (Unaudited)	–	–	–	–	–	–	34,376,758	$34,377	–	–	49,481	(429,616)	(345,758)
Shares issued for services	2,500,000	2,500	–	–	–	–	–	–	–	–	147,500	–	150,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(259,971)	(259,971)
Balance December 31, 2020	2,500,000	$2,500	–	$–	–	$–	34,376,758	$34,377	–	$–	$196,981	$(689,587)	$(455,729)

See accompanying notes to unaudited financial statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31, 2021	For the Nine Months Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(218,124)	$(438,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of shares issued as acquisition deposit	–	16,000
Shares issued for services	5,581	151,388
Shares issued in settlement of debt	(14,000)	–
Derivative (income) expense	(112,651)	53,746
Depreciation and amortization	282	9,214
Debt discount amortization	124,510	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	42,895	2,668
Due to related parties	73,200	(17,405)
Net cash used in operating activities	(98,307)	(222,539)

Cash flows from investing activities:
Capital expenditures	–	(1,123)
Net cash used in investing activities	–	(1,123)

Cash flows from financing activities:
Proceeds from sale of common stock	–	5,000
Proceeds from issuance of notes payable – non-related parties	–	215,000
Proceeds from issuance of notes payable – related party	–	25,600
Net cash provided by financing activities	–	245,600

Net change in cash	(98,307)	21,938
Cash, beginning of period	98,889	77
Cash, end of period	$582	$22,015

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Beneficial conversion feature	$–	$18,432

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1.	Organization History and Business

Organization and Business

We were incorporated in the State of Nevada on July 26, 2013. On April 2, 2020, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Scythian Mining Group Ltd. (“SMG”), a United Kingdom company, to acquire 100% interest in SMG-Gold B.V. (“SMG-Gold”), a Dutch limited liability company (the “SMG-Gold Acquisition”). While the Exchange Agreement was closed on July 7, 2020, it was never finalized because consideration for the transaction was never fully exchanged. On November 18, 2020, our Board of Directors voted unanimously to rescind the transaction and return the SMG-Gold shares to SMG. See Note 3 for additional information.

On January 8, 2021, we entered into a Joint Venture Agreement (the “JV Agreement”) with Provenance Gold Corporation, a Canadian publicly traded company (“PAU”) to fund and develop a series of 102 lode mineral claims and one (1) patented mining claim, all of which are located in Nye County in the State of Nevada (the “Venture”). Subsequent to the closing of the JV Agreement, both parties deemed it in their best interests not to move forward with the Venture based on various factors, including, but not limited to, an inability to raise sufficient capital to support the Venture. Accordingly, on March 22, 2021, we entered into a Rescission Agreement with PAU rescinding and rendering null and void the JV Agreement, and returning any funds advanced by either party in connection with the JV Agreement.

On May 10, 2021, we issued a press release stating our Company was changing its market focus as our management recognized that our Company needs to move in a new direction and will pursue acquisition opportunities that can benefit private companies through our Company’s public status. The benefit to our Company and its shareholders will be built on acquisitions based on growth and revenue of targeted acquisitions.

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

We have begun sourcing opportunities through several third-party organizations. Transactions will be subject to industry standard due-diligence requirements. Of course, no two acquisitions are the same, so the due diligence process will vary from one situation to the next. In general, however, there are up to five types of due diligence; (i) Business; (ii) Accounting; (iii) Legal; (iv) Valuation and (v) Environmental, that will need to be completed as part of the process for any proposed transaction.

Proposed Acquisition

Using this new strategy, on December 9, 2021 we executed a Memorandum of Understanding (the “MOU”) with a Singapore based holding company whose subsidiaries are engaged principally in foreign exchange remittance services. Under the MOU, our Company desires to acquire 100% of the Singapore based company for a purchase price of $80,000,000, consisting of common and preferred stock totaling $70,000,000 and subordinated debt of $10,000,000. The proposed acquisition is subject to due diligence customary to transactions of this type. There can be no assurance that a definitive agreement between the parties to the transaction can be reached.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed on July 12, 2021. The results of operations for the three and nine months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $930,066 as of December 31, 2021. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mambagone”) which allowed for advances totaling $1,050,000. However, after advancing us $260,000 under the terms of the Credit Line Agreement, Mambagone made no further advances. See Note 6 for further information. As such, there is uncertainty whether our capital needs over the next 12 months can be met and, as a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital to meet our working capital needs, we could be forced to cease operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

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

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, potentially dilutive shares related to our convertible notes payable and Series A Preferred Stock have not been included in the diluted loss per share computations as they would be antidilutive for the periods presented.

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

As of December 31, 2021, equipment consists of a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $94 and $282, respectively, for the three and nine months ended December 31, 2021. Depreciation for the three and nine months ended December 31, 2020 was $283 and $496, respectively.

5.	Related Party Transactions

Due to related party of $4,000 as of December 31, 2021 represents advances by C2C Business Strategies (“C2C”), a large stockholder, to cover certain operating expenses. From time to time, we have received advances from certain of our large stockholders, which we reported on our Balance Sheets under the caption Due to related parties. The advances bear no interest and are repayable on demand. There were no Due to related parties balance at March 31, 2021.

Under an April 1, 2020 Executive Employment Agreement, amended December 2, 2020, we retained the services of Mr. James Jenkins, our CEO and Director, by and through C2C. During the nine months ended December 31, 2021 and 2020, we expensed $96,000 and $67,500, respectively, for the services of Mr. Jenkins.

During the three months ended December 31, 2021, we issued shares of our common stock to one shareholder in settlement of amounts owed to them. We issued 1,153,334 shares to C2C in settlement of $69,200 of due to related party amounts owed to them. The shares issued were valued at $4,613 based on an independent third-party valuation of the fair value of our common stock and, because this is a related party, the gain was recorded in additional paid-in capital.

During the three months ended December 31, 2020, we issued a total of 2,500,000 Series A preferred shares to our CEO and Director. We valued the preferred shares at $150,000 based on a June 2020 independent third-party valuation of the fair value of the underlying common stock.

6.	Notes Payable

Notes payable consists of the following at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Non-Related Parties:
Advances under unsecured credit line agreement	$260,000	$260,000
Less debt discount on amounts borrowed	(96,584)	(225,884)
Subtotal – non-related parties	163,416	34,116
Less current portion	(163,416)	–
Long-term portion	$–	$34,116

Related Party:
Unsecured promissory note	25,000	25,000
Subtotal – related party	25,000	25,000
Less current portion	(25,000)	(25,000)
Long-term portion	$–	–

NON-RELATED PARTIES

Unsecured Credit Line Agreement

Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone (“the LOC”) under which Mambagone agreed to advance our Company a total of $1,050,000 on various dates specified in the LOC. Each advance under the LOC bears interest at 8% per annum and matures, along with all accrued and unpaid interest, on July 31, 2022. To date, Mambagone has advanced us $260,000. Despite repeated requests on our part for additional advances as required by the LOC, Mambagone made no further advances. Mambagone’s lack of performance under the LOC created an event of default by the lender and we sent a letter to Mambagone, via Federal Express, dated December 15, 2021 notifying them of such default and of our termination of the LOC which letter was received on December 31, 2021. According to the terms of the LOC, a default by the lender results in a portion of the advances being considered to not be due and payable and shall be considered as forgiven or fully discharged. Under the guidance of ASC 405-20-15-1, derecognition of a debt that has not been paid can only occur if the debtor is legally released from the debt, either judicially or by the creditor. We have not yet met the criteria of the relevant guidance but are attempting to do so. Once met, we expect to extinguish at minimum a portion of the debt.

Mambagone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mambagone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities in accordance with the provisions of the advances. See Note 7. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the three and nine months ended December 31, 2021, we recorded amortization of debt discount of $41,914 and $124,510, respectively. Amortization for both the three and nine months ended December 31, 2020 was $4,678.

Other Promissory Notes

On July 24, 2020, we issued an unsecured convertible promissory note to an unrelated third party in the principal amount of $50,000. The note, which bore interest at 10% per annum, was convertible at $1.00 per share. We determined that this note contained a beneficial conversion feature of $18,432 based on the difference between the fair market value of our common stock on the date of issuance and the conversion price. We recorded this amount as a debt discount and were amortizing the discount on a straight-line basis over the two-year term of the note. During the three and nine months ended December 31, 2020 we recorded amortization expense of $1,716 and $4,040 in connection with this note. In January 2021, all amounts owed under this note were forgiven by its holder and, as of December 31, 2021 and March 31, 2021, no amounts are owed under this note.

During the six months ended September 30, 2020, we issued two (2) notes payable to non-related parties totaling $30,000. The notes were unsecured, bore interest at 10% per annum, and were due on demand. All amounts owed to the two note holders were forgiven in January 2021 and, as of December 31, 2021 and March 31, 2021, no amounts are owed under these notes.

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

The following table represents our derivative liability activity for the three and nine months ended December 31, 2021:

Initial measurement of advances	$264,203
Derivative expense	58,082
Balance at March 31, 2021	322,285
Derivative expense	14,165
Balance at June 30, 2021	336,450
Derivative income	(91,068)
Balance at September 30, 2021	245,382
Derivative income	(35,747)
Balance at December 31, 2021	$209,635

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

Nine Months Ended December 31, 2021
Expected term in years	Through 7/31/22
Risk-free interest rate	0.07% to 0.39%
Annual expected volatility	164% to 201%
Dividend yield	0.00%

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

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and have designated three (3) series of preferred stock whose rights are described below:

Series A Preferred Stock – we have designated 5,000,000 Series A preferred shares. The Series A preferred ranking is senior to common shares, no dividends are payable, and each share is convertible into common shares at a rate of 15 common shares for each Series A preferred share. The voting rights for the Series A preferred was originally designated to be 100 votes for each Series A preferred share. On September 4, 2020 in the First Amendment to the Exchange Agreement, the voting rights were reduced to 20 votes for each Series A preferred share. As of December 31, 2021 and March 31, 2021, 2,500,000 shares of Series A preferred shares are outstanding.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. The voting rights for this Series B is designated to be 10 votes for each Series B preferred share. No Series B preferred shares are issued and outstanding at either December 31, 2021 or March 31, 2021.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either December 31, 2021 or March 31, 2021.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

During the nine months ended December 31, 2021, we issued the following shares:

1.	201,451 shares of our common stock to a vendor for services. These shares had been recorded in “Common Stock to be Issued” at March 31, 2021.
2.	1,395,348 shares to the same vendor listed in item 1 above under the terms of a Services Agreement dated April 16, 2021. See Note 9.
3.	1,153,334 shares to C2C in settlement of Due to related party debt. See Note 5.
4.	250,000 shares to our attorney in settlement of accounts payable of $15,000. The shares were valued at $1,000 based on an independent third-party valuation of the fair value of our common stock and, accordingly, we recorded a gain on extinguishment of debt for this transaction.

During the nine months ended December 31, 2020, we issued the following shares:

1.	315,790 shares of our common stock to a vendor for services.
2.	30,968 shares to two Directors for Board of Director services
3.	4,000,000 shares to Bulat – see Note 3.
4.	10,000 shares sold for $5,000.

9.	Services Agreement

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

We have generated no revenues to date and have an accumulated deficit of $930,066 as of December 31, 2021. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, our ability to raise equity or debt financing, and the attainment of profitable operations from our Company’s future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

We have limited operational history. From our inception on July 26, 2013 to December 31, 2021, we did not generate any revenues.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Operating Expenses

During the three months ended December 31, 2021, we incurred operating expenses of $60,010 compared to $201,980 in the previous year. The 2020 period includes a $150,000 expense related to the issuance of Series A Preferred Stock to our CEO and Director as described in Note 5 to the accompanying financial statements.

Other Income and Expense

Interest expense increased $1,628 on higher levels of debt. In the 2021 period, we reported derivative income of $35,747 compared to derivative expense of $53,746 in the 2020 period, all in relation to our Mambagone debt as explained in Note 7 to the accompanying financial statements. Debt discount amortization in the 2021 period of $41,914 was also related to our Mambagone indebtedness. In the 2021 period, we also reported a gain on extinguishment of debt of $14,000.

Net Loss

Our net loss for the three months ended December 31, 2021 of $58,050 ($0.00 per share) compares to a net loss of $259,971 ($0.01 per share) in the previous year.

Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020

Operating Expenses

During the nine months ended December 31, 2021, we incurred operating expenses of $202,607 compared to $376,300 in the previous year. The 2020 period includes a $150,000 expense related to the issuance of Series A Preferred Stock to our CEO and Director as described in Note 5 to the accompanying financial statements. The 2020 period also contains a $31,000 expense related to the rescinded SMG-Gold transaction as described in Note 3 to the accompanying financial statements. In the 2021 period, professional fees were higher than in 2020 by $18,284.

Other Income and Expense

Interest expense increased $9,553 on higher levels of debt. In the 2021 period, we reported derivative income of $112,651 compared to derivative expense of $53,746 in the 2020 period, all in relation to our Mambagone debt as explained in Note 7 to the accompanying financial statements. Debt discount amortization in the 2021 period of $124,510 was also related to our Mambagone indebtedness. In the 2021 period, we also reported a gain on extinguishment of debt of $14,000.

Net Loss

Our net loss for the nine months ended December 31, 2021 of $218,124 ($0.01 per share) compares to a net loss of $438,150 ($0.01 per share) in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised capital through debt financing, advances from related parties and private placements of our common stock. As described in Note 1 to the accompanying financial statements, on December 9, 2021 we executed an MOU with a Singapore based holding company whose subsidiaries are engaged principally in foreign exchange remittance services. Under the MOU, our Company is proposing to acquire 100% of the Singapore based company for a purchase price of $80,000,000, consisting of common and preferred stock totaling $70,000,000 and subordinated debt of $10,000,000. The proposed acquisition is subject to due diligence customary to transactions of this type. There can be no assurance that a definitive agreement between the parties to the transaction can be reached.

Notwithstanding what may happen with our proposed acquisition, our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with investment in companies, and costs of distribution of our securities. We estimate that we will have to incur the following expenses during the next 12 months:

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

Since our initial share issuances, our company has been unable to raise additional capital forcing us to rely on debt financing and cash advances from related parties to meet current and future liabilities over the foreseeable future. Based on our cash on hand of $582 as of December 31, 2021, we will be required to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We do not presently intend to hire any employees.

CASH FLOWS

Operating Activities

During the nine months ended December 31, 2021, we used cash of $98,307 for operating activities compared to $222,539 during the same period in 2020. The decrease in cash used was mainly attributable to the decrease of $211,399 in our net loss offset to some extent by the following changes in non-cash items:

1.	In the 2020 period, we had non-cash items for shares issued as an acquisition deposit and shares issued for services totaling $167,388 compared to $5,581 in the 2021 period.
2.	In the 2021 period we had derivative income of $112,651 compared to derivative expense of $53,746 in 2020.
3.	In the 2021 period we recorded debt discount amortization of $124,510 versus zero in 2020.
4.	In the 2021 period we recorded a gain on extinguishment of debt of $14,000.

In 2021 there was also a change in accounts payable, accrued liabilities and due to related parties totaling $116,095, a significant part of which relates to shares issued in settlement of debt discussed in Notes 5 and 8 to the accompanying financial statements.

Investing Activities

There were no investing activities in the 2021 period. During the nine months ended December 31, 2020 we had capital expenditures of $1,123.

Financing Activities

There were no financing activities in the 2021 period. During the nine months ended December 31, 2020, we received $5,000 from the sale of 10,000 shares of our common stock and $240,600 in proceeds from the issuance of notes payable.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2021.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2021.

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

PALAYAN RESOURCES, INC.

Date: February 14, 2022	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)

