Form 10-K
period 2022-03-31
Palayan Resources, Inc.
filed 2022-06-28
CIK 1612851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $965,178.

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

As of June 24, 2022: 37,376,891 common shares.

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

i

PALAYAN RESOURCES, INC.

FORM 10-K

March 31, 2022

ii

PART I

Item 1.	Business

Overview

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

We are restructuring our Company as a holding company seeking transactions on a managed basis, acquiring controlling interest in acquisition targets as subsidiaries of our Company. Using a holding company strategy, we will be able to mitigate risk while making multiple acquisitions. All targeted acquisitions must be audited or auditable. We will make either majority or minority investments in companies that meet its investment criteria.

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

Proposed Acquisition

Using this new strategy, on December 9, 2021 we executed a Memorandum of Understanding (the “MOU”) with a Singapore based holding company whose subsidiaries are engaged principally in foreign exchange remittance services. Under the MOU, our Company desires to acquire 100% of the Singapore based company for a purchase price of $80,000,000, consisting of common and preferred stock totaling $70,000,000 and subordinated debt of $10,000,000. The proposed acquisition is subject to due diligence customary to transactions of this type and we are currently conducting such due diligence. There can be no assurance that a definitive agreement between the parties to the transaction can be reached.

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

We incurred a net loss for the year ended March 31, 2022 and we expect to incur further losses in the development of our business, all of which raises substantial doubt about our Company’s ability to continue as a going concern. We have yet to attain profitable operations and in their report on our financial statements for the periods ended March 31, 2022 and 2021, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Our By-laws contain provisions with respect to the indemnification each of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

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

Our outstanding shares of common stock, par value $.001 per share, are listed on OTC Markets Group, an American financial market providing price and liquidity information for almost 10,000 over-the-counter securities. Our trading symbol is PLYN. As of June 24, 2022, there were 17 holders of our common stock.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have generated no revenues to date and have an accumulated deficit of $1,004,986 as of March 31, 2022. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expense, accounts payable and accrued expenses, related party advances and notes payable. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

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

RESULTS OF OPERATIONS

We have limited operational history. From our inception on July 26, 2013 to March 31, 2022, we did not generate any revenues. We anticipate that we may incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Years Ended March 31, 2022 Compared to Year Ended March 31, 2021

Operating Expenses

During the year ended March 31, 2022, we incurred operating expenses of $260,233 compared to $441,653 in the previous year. The main difference in operating expenses is that the 2021 period includes several expenses not incurred in 2022, including the $150,000 expense related to the issuance of preferred stock to our CEO, and the $31,000 expense on the abandonment of the SMG-Gold acquisition.

Other Income and Expense

Other expense totaled $32,812 for the year ended March 31, 2022 versus $18,851 for the comparable period in the prior year. The difference consisted of the following

•	Interest expense increased $10,662 on higher levels of debt.
•	We reported derivative income in the 2022 period of $142,104 versus expense of $58,082 in the 2021 period. See Notes 6 and 7 to the accompanying financial statements.
•	Debt discount amortization increased $91,194 as explained in Note 6 to the accompanying financial statements.
•	Gain on extinguishment of debt decreased $112,291. See Notes 7 and 11 to the accompanying financial statements.

Net Loss

Our net loss for the year ended March 31, 2022 of $293,045 ($0.01 per share) compares to a net loss of $460,504 ($0.01 per share) in the previous year.

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

Notwithstanding what may happen with our proposed acquisition, our capital commitments for the coming 12 months consist of administrative expenses, expenses associated with investment in companies, and costs of distribution of our securities. We estimate that we will have to incur the following expenses during the next 12 months:

Description	Estimated Completion Date (1)	Estimated Expenses ($)
Legal and accounting fees and expenses(2)	12 months	95,000
Investor relations and capital raising	12 months	125,000
General and administrative expenses	12 months	175,000
Transfer Agent and Edgar Services	12 months	18,000
Total		413,000

(1)	Budget Items are listed in order of priority.
(2)	Includes $45,000 for accounting and auditing.

Since our initial share issuances, our company has been unable to raise significant additional equity funds, forcing us to rely on cash advances and debt financing to meet operating needs. Based on our cash on hand of $426 at March 31, 2022, we will be required to raise additional funds to execute our current plan of operation. As discussed in Note 6 to the accompanying financial statements, although we have a credit line agreement with Mambagone, S.A de C.V. (“Mambagone”), they are no longer honoring additional required advances under the agreement. At present, we have no commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

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

Balance Sheets

At March 31, 2022, we had cash of $426 and total assets of $3,167 compared with cash of $98,889 and total assets of $99,755 as of March 31, 2021. The overall cash and asset balance decreased from the prior year primarily due to the lack of outside financing.

During the year ended March 31, 2022, we issued 1,596,799 common shares to a company for services provided. 201,451 of those shares were “to be issued” as of March 31, 2021. In addition, we issued a total of 1,353,334 common shares in settlement of related party debt and an additional 250,000 in settlement of other debt.

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

Cash Flows

Operating Activities

During the year ended March 31, 2022, we used cash of $98,463 for operating activities compared with $295,665 during the year ended March 31, 2021. The decrease in the cash used for operating activities resulted mainly from a lower net loss in 2022.

Investing Activities

We had no capital expenditures in the 2022 period versus $1,123 in 2021.

Financing Activities

During the year ended March 31, 2022, there were no financing activities. During the year ended March 31, 2021, we received $5,000 from the sale of 10,000 shares of our common stock. In addition, we received proceeds of $390,600 from debt financing, $50,600 or which came from related parties.

Trends

We have not generated any revenue and, notwithstanding the possible acquisition discussed in Note 1 to the accompanying financial statements, have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described in this section or in “Risk Factors”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Palayan Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Palayan Resources, Inc. (the “Company”) as of March 31, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Valuation of Derivative Liabilities for Conversion Features in Convertible Debt

Description of the Matter: At March 31, 2022, the Company’s derivative liability was $180,181. As described in Note 2 to the financial statements, the Company records a derivative liability for embedded conversion features by performing a valuation of the conversion features using the Black-Scholes option valuation model. The use of the Black-Scholes option valuation model requires the Company to determine appropriate inputs to put into the model. Auditing the valuation of the derivative liability requires testing and analysis of the underlying estimates and assumptions the Company used as inputs in the Black-Scholes option valuation model.

How We Addressed the Matter: Our audit procedures consisted of testing the key inputs that were used in the Black-Scholes option valuation model by calculating our own internal valuation of the derivative liability and comparing to what was recorded by the Company.

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2020

Diamond Bar, CA

June 28, 2022

PALAYAN RESOURCES, INC.

BALANCE SHEETS

	March 31, 2022	March 31, 2021

ASSETS
Current assets:
Cash	$426	$98,889
Prepaid expense	2,250	–
Total current assets	2,676	98,889
Equipment, net	491	866
Total Assets	$3,167	$99,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$43,063	$5,168
Notes payable – related party	25,000	25,000
Convertible note payable – non-related party, net of debt discount	204,419	–
Derivative liabilities	180,181	–
Due to related parties	54,582	–
Total current liabilities	507,245	30,168
Long-term liabilities:
Convertible note payable – non-related party, net of debt discount	–	34,116
Derivative liabilities	–	322,285
Total long-term liabilities	–	356,401
Total Liabilities	507,245	386,569

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; 2,500,000 shares issued and outstanding at March 31, 2022 and 2021, respectively	2,500	2,500
Series B – 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and 2021, respectively	–	–
Series C – 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and 2021, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 37,376,891 and 34,376,758 shares issued and outstanding at March 31, 2022 and 2021, respectively	37,377	34,377
Common stock to be issued, none and 201,451 shares at March 31, 2022 and 2021, respectively	–	201
Additional paid-in capital	461,031	388,049
Accumulated deficit	(1,004,986)	(711,941)
Total Stockholders’ Deficit	(504,078)	(286,814)
Total Liabilities and Stockholders’ Deficit	$3,167	$99,755

See accompanying Notes to the financial statements

PALAYAN RESOURCES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021

Operating expenses:
Selling and marketing expense	$1,426	$7,750
General and administrative expense	258,807	433,903
Total operating expense	260,233	441,653

Operating loss	(260,233)	(441,653)

Other income (expense):
Interest expense	(23,403)	(12,741)
Derivative income (expense)	142,104	(58,082)
Debt discount amortization	(165,513)	(74,319)
Gain on extinguishment of debt	14,000	126,291
Total other income (expense)	(32,812)	(18,851)

Loss before provision for income taxes	(293,045)	(460,504)

Provision for income taxes	–	–

Net loss	$(293,045)	$(460,504)

Weighted average shares basic and diluted	36,300,711	33,543,005

Weighted average basic and diluted loss per common share	$(0.01)	$(0.01)

See accompanying Notes to the financial statements

PALAYAN RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	–	$–	–	$–	–	$–	30,020,000	$30,020	–	$–	$13,019	$(251,437)	$(208,398)
Stock issued as deposit for acquisition	–	–	–	–	–	–	4,000,000	4,000	–	–	12,000	–	16,000
Sale of stock	–	–	–	–	–	–	10,000	10	–	–	4,990	–	5,000
Beneficial conversion feature	–	–	–	–	–	–	–	–	–	–	36,000	–	36,000
Stock issued for services	2,500,000	2,500	–	–	–	–	–	–	–	–	147,500	–	150,000
Stock issued or issuable for services	–	–	–	–	–	–	346,758	347	201,451	201	1,645	–	2,193
Extinguishment of related party debt	–	–	–	–	–	–	–	–	–	–	172,895	–	172,895
Net loss	–	–	–	–	–	–	–	–	–	–	–	(460,504)	(460,504)
Balance - March 31, 2021	2,500,000	2,500	–	–	–	–	34,376,758	34,377	201,451	201	388,049	(711,941)	(286,814)
Stock issued or issuable for services	–	–	–	–	–	–	1,596,799	1,597	(201,451)	(201)	4,185	–	5,581
Stock issued for settlement of debt	–	–	–	–	–	–	1,403,334	1,403	–	–	68,797	–	70,200
Net loss	–	–	–	–	–	–	–	–	–	–	–	(293,045)	(293,045)
Balance - March 31, 2022	2,500,000	$2,500	–	$–	–	$–	37,376,891	$37,377	–	$–	$461,031	$(1,004,986)	$(504,078)

See accompanying notes to financial statements

PALAYAN RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021

Cash flows from operating activities:
Net loss	$(293,045)	$(460,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of shares issued as acquisition deposit	–	16,000
Shares issued for services	5,581	152,193
Gain on extinguishment of debt	(14,000)	(126,291)
Derivative (income) expense	(142,104)	58,082
Depreciation	375	258
Debt discount amortization	165,513	74,319
Changes in operating assets and liabilities:
Prepaid expense	(2,250)	–
Accounts payable and accrued liabilities	57,685	7,683
Due to related parties	123,782	(17,405)
Net cash used in operating activities	(98,463)	(295,665)

Cash flows from investing activities:
Capital expenditures	–	(1,123)
Net cash used in investing activities	–	(1,123)

Cash flows from financing activities:
Proceeds from sale of common stock	–	5,000
Proceeds from issuance of notes payable – non-related parties	–	340,000
Proceeds from issuance of note payable – related parties	–	50,600
Net cash provided by financing activities	–	395,600

Net change in cash	(98,463)	98,812
Cash, beginning of period	98,889	77
Cash, end of period	$426	$98,889

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Beneficial conversion feature	$–	$36,000
Extinguishment of related party debt	$69,200	$172,894
Extinguishment of non-related party debt	$15,000	$118,000

See accompanying Notes to the financial statements

PALAYAN RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

We are restructuring our Company as a holding company seeking transactions on a managed basis, acquiring controlling interest in acquisition targets as subsidiaries of our Company. Using a holding company strategy, we will be able to mitigate risk while making multiple acquisitions. All targeted acquisitions must be audited or auditable. We will make either majority or minority investments in companies that meet its investment criteria.

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

Proposed Acquisition

Using this new strategy, on December 9, 2021 we executed a Memorandum of Understanding (the “MOU”) with a Singapore based holding company whose subsidiaries are engaged principally in foreign exchange remittance services. Under the MOU, our Company desires to acquire 100% of the Singapore based company for a purchase price of $80,000,000, consisting of common and preferred stock totaling $70,000,000 and subordinated debt of $10,000,000. The proposed acquisition is subject to due diligence customary to transactions of this type and we are currently conducting such due diligence. There can be no assurance that a definitive agreement between the parties to the transaction can be reached.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $1,004,986 as of March 31, 2022. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mambagone”) which allows for advances totaling $1,050,000. However, after advancing us $260,000 under the terms of the Credit Line Agreement, Mambagone made no further advances. See Note 6 for further information. As such, there is uncertainty whether our capital needs over the next 12 months can be met and, as a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital to meet our working capital needs, we could be forced to cease operations.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Our cash balances as of March 31, 2022 and 2021, were $426 and $98,889, respectively. We had no cash equivalents at either date.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expense, accounts payable and accrued expenses, related party advances and notes payable. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

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

Our income tax returns, when filed, will be based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2022 and 2021, potentially dilutive shares related to our convertible notes payable and Series A Preferred Stock have not been included in the diluted loss per share computations as they would be antidilutive for the periods presented.

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

Because of our Board’s decision to rescind the Exchange Agreement, during the year ended March 31, 2021, we recorded a General and Administrative expense totaling $31,000, consisting of the $15,000 paid in cash to Bulat plus $16,000 in value for the 4,000,000 common shares issued to Bulat, since the Stop Transfer Order was unable to be put into effect.

4.	Equipment, net

As of both March 31, 2022 and 2021, equipment consists of a laptop computer. Depreciation was calculated on a straight-line basis over a three-year period and was $375 and $258 for the years ended March 31, 2022 and 2021.

5.	Related Party Transactions

Due to related party of $54,582 as of March 31, 2022 consists of $52,332 in advances by C2C Business Strategies (“C2C”), a large stockholder, to cover certain operating expenses and $2,250 owed to one of our outside Directors for Directors fees. From time to time, we have received advances from certain of our large stockholders, which we reported on our Balance Sheets under the caption Due to related parties. The advances bear no interest and are repayable on demand. There were no Due to related parties balance at March 31, 2021.

Under an April 1, 2020 Executive Employment Agreement, as amended, we retained the services of Mr. James Jenkins, our CEO and Director, by and through C2C. During the years ended March 31, 2022 and 2021, we expensed $132,000 and $109,500, respectively, for Mr. Jenkins services.

During the year ended March 31, 2022, we issued 1,153,334 shares of our common stock to C2C in settlement of $69,200 of due to related party amounts owed to them. The shares issued were valued at $4,613 based on a June 2020 independent third-party valuation of the fair value of our common stock and, because this is a related party, the gain was recorded in additional paid-in capital.

During the year ended March 31, 2021, we issued 2,500,000 Series A preferred shares to our CEO and Director. We valued the preferred shares at $150,000 based on the independent third-party valuation referred to above of the fair value of the underlying common stock.

6.	Notes Payable

Notes payable consists of the following at March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Non-Related Parties:
Advances under unsecured credit line agreement	$260,000	$260,000
Less debt discount on amounts borrowed	(55,581)	(225,884)
Subtotal — non-related parties	204,419	34,116
Less current portion	(204,419)	–
Long-term portion	$–	$34,116

Related Party:
Unsecured promissory note	$25,000	$25,000
Subtotal — related party	25,000	25,000
Less current portion	(25,000)	(25,000)
Long-term portion	$–	$–

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

Mambagone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mambagone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities in accordance with the provisions of the advances. See Note 7. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the years ended March 31, 2022 and 2021, we recorded amortization of debt discount of $165,513 and $38,319, respectively. In addition, for the years ended March 31, 2022 and 2021, we recorded interest expense of $20,800 and $4,790, respectively.

Other Promissory Notes

On July 24, 2020, we issued an unsecured convertible promissory note to an unrelated third party in the principal amount of $50,000. The note, which bore interest at 10% per annum, was convertible at $1.00 per share. We determined that this note contained a beneficial conversion feature of $36,000 based on the difference between the fair market value of our common stock on the date of issuance and the conversion price. We recorded this amount as a debt discount and were amortizing the discount on a straight-line basis over the two-year term of the note. In January 2021, the holder of this note executed a General Release releasing our Company from any obligation to repay amounts owed. No consideration was paid to the note holder for the General Release. See Note 11 for further information. As of March 31, 2021, no amounts were owed under this note. During the year ended March 31, 2021 we recorded amortization expense of $36,000 in connection with this note. In addition, during the year ended March 31, 2021, we recorded interest expense of $2,356 on this note.

During June 2020, we issued two (2) notes payable to non-related parties totaling $30,000. The notes were unsecured, bore interest at 10% per annum, and were due on demand. In January 2021, the holders of these notes executed General Releases releasing our Company from any obligation to repay amounts owed. No consideration was paid to the note holders for the General Releases. See Note 11 for further information. As of March 31, 2021, no amounts were owed under this note. Interest expense for these notes totaled $1,737 for the year ended March 31, 2021.

RELATED PARTY

Unsecured Promissory Note

On March 16, 2021, we issued an unsecured promissory note to one of our large stockholders in the amount of $25,000. The note bears interest at 10% per annum and is payable on demand. No demand has been made for payments against this note. Interest expense in connection with this note was $2,603 and zero for the years ended March 31, 2022 and 2021, respectively.

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

The following table represents our derivative liability activity for the years ended March 31, 2022 and 2021:

Initial measurement of advances	$264,203
Derivative expense	58,082
Balance at March 31, 2021	322,285
Derivative income	(142,104)
Balance at March 31, 2022	$180,181

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

	March 31, 2022	March 31, 2021
Expected term in years	Through 7/31/22	Through 7/31/22
Risk-free interest rate	0.07% to 1.63%	0.07% to 0.12%
Annual expected volatility	164% to 201%	332% to 362%
Dividend yield	0.00%	0.00%

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

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and, as of March 31, 2022, have designated three (3) series of preferred stock whose rights are described below:

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

During the year ended March 31, 2021, we issued a total of 2,500,000 Series A preferred shares to our CEO and Director. We valued the preferred shares at $150,000 based on a June 2020 independent third-party valuation of the fair value of the underlying common stock. 2,500,000 shares of Series A preferred stock are issued and outstanding at both March 31, 2022 and 2021.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. The voting rights for this Series B is designated to be 10 votes for each Series B preferred share. No Series B preferred shares are issued and outstanding at either March 31, 2022 or 2021.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either March 31, 2022 or 2021.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

During the year ended March 31, 2022, we issued the following shares:

1.	201,451 shares of our common stock to a vendor for services. These shares had been recorded in “Common Stock to be Issued” at March 31, 2021.
2.	1,395,348 shares to the same vendor listed in item 1 above under the terms of a Services Agreement dated April 16, 2021. See Note 9.
3.	1,153,334 shares to C2C in settlement of Due to related party debt. See Note 5.
4.	250,000 shares to our attorney in settlement of accounts payable of $15,000. The shares were valued at $1,000 based on a June 2020 independent third-party valuation of the fair value of our common stock and, accordingly, we recorded a gain on extinguishment of debt in the amount of $14,000 for this transaction.

During the year ended March 31, 2021, we issued the following shares:

1.	315,790 shares of our common stock to a vendor for services. The shares were valued at $1,263 based on a June 2020 independent third-party valuation of the fair value of our common stock.
2.	30,968 shares to two Directors for Board of Director services. The shares were valued at $125 based on a June 2020 independent third-party valuation of the fair value of our common stock.
3.	4,000,000 shares to Bulat – see Note 3.
4.	10,000 shares sold for $5,000.

9.	Service Agreement

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

10.	Income Taxes

Our Company recently filed tax returns for the year ended March 31, 2021 but has not filed tax returns for any previous year. We plan on bringing our tax filings current as soon as practical. As of March 31, 2022, we had net operating loss carry forwards, on a book basis, of approximately $945,284 that may be available to reduce various future years’ Federal taxable income for 20 years through 2042. The Federal tax return for the year ended March 31, 2021 shows a net operating loss carry forward of $441,621. Net operating losses may be limited resulting from previous mergers and changes in business. Future tax benefits which may arise because of these losses have not been recognized in the accompanying financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards. Net operating losses will begin to expire in 2035.

The following table presents the current income tax provision for federal and state income taxes for the years ended March 31, 2022 and 2021:

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to our actual tax rate for the years ended March 31, 2022 and 2021 are as follows:

	2022	2021
US federal statutory income tax rate	21.0%	21.0%
Net gains on extinguishment of debt	1.0%	5.8%
Non-deductible expenses, net of federal benefit
Derivative expense	10.2%	(2.7)%
Debt discount amortization	(11.9)%	(3.4)%
Increase in valuation allowance	(20.3)%	(20.7)%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets for federal and state income taxes as of March 31, 2022 and 2021 consisted of the following:

	2022	2021
Current
Reserves and accruals	$7,590	$2,676
Non-current
Net operating loss carry forwards	198,510	143,860
Less: valuation allowance	(206,100)	(146,536)
Net deferred tax assets	$–	$–

During the years ended March 31, 2022 and 2021, the valuation reserve increased $59,564 and $95,422, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of March 31, 2022, that it was more likely than not the deferred tax assets would not be realized.

11.	Debt Mitigation

During the year ended March 31, 2022, we issued shares of common stock to cancel certain indebtedness. As described in Note 5, we issued 1,153,334 shares of our common stock to C2C in settlement of $69,200 of related party indebtedness. The gain on extinguishment of debt of $68,047 was recorded as an increase to additional paid-in capital. In addition, as described in Note 8, we issued 250,000 shares of common stock in settlement of non-related party indebtedness and recorded a gain on extinguishment of debt of $14,000.

During the year ended March 31, 2021, certain creditors agreed to cancel the amounts owed to them through the execution of a general release. The following table reflects the creditors, types of debt and amounts cancelled.

	Principal	Accrued Interest
NON-RELATED PARTIES
Unsecured convertible promissory note	$50,000	$2,356
Unsecured promissory notes – issued in the year ended March 31, 2021	30,000	1,737
Unsecured promissory notes – issued in previous years	38,000	4,198
	$118,000	$8,291
RELATED PARTIES
Due to related party	$146,425	$–
Unsecured promissory note	25,600	870
	$172,025	$870

Our Company paid no consideration to these creditors in exchange for the cancellation of their debts. In connection with the non-related party cancellations, we recorded a gain on extinguishment of debt in the amount of $126,291. In connection with the related party debt cancellations, we recorded an increase to additional paid-in capital of $172,895.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2022, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over financial reporting

During the year ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at five, and we currently have only three directors.

Our current directors and officer are as follows:

Name	Age	Position
James E Jenkins	67	President and Director
Roy Y Salisbury	64	Director
Wayne Yamamoto	67	Director

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 29, 2021 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed below include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from June 29, 2022, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from June 29, 2022.

Name and Address of Beneficial Owner (1)	Outstanding Common Shares Beneficially Owned	Fully Diluted Common Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)	Percentage of Fully Diluted Shares of Common Stock (2)
James E. Jenkins, President and Director (3)	20,000	37,520,000	0.05%	50.11%
Roy Y Salisbury, Director (3)	1,168,818	15,484	3.13%	1.56%
Wayne Yamamoto, Director (3)	15,484	15,484	0.04%	0.02%
All Directors and Officers as a Group	1,204,302	38,704,302	3.22%	51.69%
Beneficial Shareholders of Common Stock greater than 5%
Cicero Transact Group, Inc. (4)	1,912,589	1,912,589	5.12%	2.55%
Bulat Umbetovich Kulchimbayev (5)	4,000,000	4,000,000	10.70%	5.34%

(1)	Unless otherwise stated, the address is 850 Teague Trail, #580, Lady Lake, FL 32159.

(2)	Percentage of Outstanding Shares of Common Stock is based on 37,376,891 common shares issued and outstanding as of June 29, 2022. Percentage of Fully Diluted Shares of Common Stock is based on 74,876,891 common shares (37,376,891 common shares issued and outstanding and 2,500,000 preferred shares issued and outstanding which are convertible into 37,500,000 common shares) as of June 29, 2022.

(3)	James E. Jenkins is current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board. Mr. Jenkins’s beneficial ownership includes 20,000 shares of common stock directly owned and 37,500,000 shares issuable upon the conversion of preferred stock. Mr. Salisbury is an indirect beneficiary of 1,153,334 shares of common stock owned by C2C Business Strategies, LLC and 15,484 shares of common stock owned by C2C Private Investment Company. Mr. Yamamoto is an indirect beneficiary of 15,484 shares of common stock owned by Panacea Management Group, LLC.

(4)	Cicero Transact Group, Inc. is a Delaware corporation having an address at 15 Birch Court, Ossining, NY 10562.

(5)	Bulat Umbetovich Kulchimbayev is a Kazakhstan national having an address at 47 Marshaka Street, Almaty, Kazakhstan. Mr. Kulchimbayev is recently deceased.

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

Transactions with related persons, promoters and certain control persons

To this date, and aside from the transactions discussed in Note 5 to the accompanying financial statements, there have been no agreements or transactions with the director/officers, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest

Corporate Governance

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

For the years ended March 31, 2022 and 2021, we paid our audit firms the following total fees:

	2022	2021
Audit and quarterly review services	$29,119	$31,000
Tax preparation services	2,400	–
Total	$31,519	$31,000

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statement Schedules

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2.	Exhibits

Exhibit No	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Specimen Stock Certificate (1)

14.1	Code of Ethics (1)

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)

(1)	Previously filed in Amendment to Registration Statement on Form S-1 (file no. 333-197542)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2022.

Palayan Resources Inc.

By /s/ James Jenkins
James Jenkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ James Jenkins	President (Principal Executive	June 28, 2022
James Jenkins	Officer) and Director

/s/ James Jenkins	Secretary and Treasurer (Principal	June 28, 2022
James Jenkins	Accounting and Financial Officer)

