Form 10-Q
period 2022-06-30
Palayan Resources, Inc.
filed 2022-08-12
CIK 1612851

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2022

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August __ was 37,376,891.

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

1

PALAYAN RESOURCES, INC.

FORM 10-Q

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$213	$426
Prepaid expense	1,500	2,250
Total current assets	1,713	2,676
Equipment, net	398	491
Total Assets	$2,111	$3,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$57,873	$43,063
Note payable – related party	25,000	25,000
Convertible notes payable – non-related party, net of debt discount	245,877	204,419
Derivative liabilities	113,441	180,181
Due to related parties	112,532	54,582
Total current liabilities	554,723	507,245
Total Liabilities	554,723	507,245

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2022 and March 31, 2022, respectively	2,500	2,500
Series B – 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and March 31, 2022, respectively	–	–
Series C – 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and March 31, 2022, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 37,376,891 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	37,377	37,377
Additional paid-in capital	461,031	461,031
Accumulated deficit	(1,053,520)	(1,004,986)
Total Stockholders' Deficit	(552,612)	(504,078)
Total Liabilities and Stockholders’ Deficit	$2,111	$3,167

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021

Operating expenses:
Selling and marketing expense	$–	$439
General and administrative expense	68,007	73,128
Total operating expense	68,007	73,567

Operating loss	(68,007)	(73,567)

Other income (expense):
Interest expense	(5,809)	(5,186)
Derivative income (expense)	66,740	(14,165)
Debt discount amortization	(41,458)	(40,682)
Total other income (expense)	19,473	(60,033)

Loss before provision for income taxes	(48,534)	(133,600)

Provision for income taxes	–	–

Net loss	$(48,534)	$(133,600)

Weighted average shares basic and diluted	37,376,891	35,728,221

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2022	2,500,000	$2,500	–	$–	–	$–	37,376,891	$37,377	–	$–	$461,031	$(1,004,986)	$(504,078)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(48,534)	(48,534)
Balance – June 30, 2022 (Unaudited)	2,500,000	$2,500	–	$–	–	$–	37,376,891	$37,377	–	$–	$461,031	$(1,053,520)	$(552,612)

	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Series C		Common Stock		To Be Issued		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	2,500,000	$2,500	–	$–	–	$–	34,376,758	$34,377	201,451	$201	$388,049	$(711,941)	$(286,814)
Common stock issued for services	–	–	–	–	–	–	1,596,799	1,597	(201,451)	(201)	4,185	–	5,581
Net loss	–	–	–	–	–	–	–	–	–	–	–	(133,600)	(133,600)
Balance – June 30, 2021 (Unaudited)	2,500,000	$2,500	–	$–	–	$–	35,973,557	$35,974	–	$–	$392,234	$(845,541)	$(414,833)

See accompanying notes to unaudited financial statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(48,534)	$(133,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	–	5,581
Derivative (income) expense	(66,740)	14,165
Depreciation and amortization	93	93
Debt discount amortization	41,458	40,682
Changes in operating assets and liabilities:
Prepaid expense	750	–
Accounts payable and accrued liabilities	14,810	9,599
Due to related parties	57,950	–
Net cash used in operating activities	(213)	(63,480)

Net change in cash	(213)	(63,480)
Cash, beginning of period	426	98,889
Cash, end of period	$213	$35,409

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

1.	Organization History and Business

Organization and Business

We were incorporated in the State of Nevada on July 26, 2013 as a mineral exploration and production company. On May 10, 2021, we issued a press release stating our Company was changing its market focus “Management recognizes that our Company needs to move in a new direction and will pursue acquisition opportunities that can benefit private companies through our Company’s public status. The benefit to our Company and its stockholders will be built on acquisitions based on growth and revenue of targeted acquisitions.

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

Proposed Acquisition

Using this new strategy, on December 9, 2021 we executed a Memorandum of Understanding (the “MOU”) with a Singapore based holding company whose subsidiaries are engaged principally in foreign exchange remittance services. Under the MOU, our Company desires to acquire 100% of the Singapore based company for a purchase price of $80,000,000, consisting of common and preferred stock totaling $70,000,000 and subordinated debt of $10,000,000. The proposed acquisition is subject to due diligence customary to transactions of this type and we are currently conducting such due diligence. No definitive agreement has been reached between the parties and there can be no assurance that an agreement can be reached.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed on June 28, 2022. The results of operations for the three months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $1,053,520 as of June 30, 2022. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mambagone”) which allows for advances totaling $1,050,000. However, after advancing us $260,000 under the terms of the Credit Line Agreement, Mambagone made no further advances. See Note 5 for further information. As such, there is uncertainty whether our capital needs over the next 12 months can be met and, as a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital to meet our working capital needs, we could be forced to cease operations.

The continuation of our Company as a going concern is dependent upon continued financial support from our stockholders, the ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if our Company is unable to continue as a going concern

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and March 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expense, accounts payable, and accrued expenses. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

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

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2022 and 2021, potentially dilutive shares related to our convertible notes payable and Series A Preferred Stock have not been included in the diluted loss per share computations as they would be antidilutive for the periods presented.

New Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and determined that they were either disclosed in our most recently filed Form 10-K or, based on current operations, are not believed to have a material impact on our financial statements.

3.	Equipment, net

As of June 30, 2022, equipment consists of a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $93 for both three-month periods ended June 30, 2022 and 2021.

4.	Related Party Transactions

Payable to Stockholder

Due to related party of $112,532 as of June 30, 2022 consists of $108,032 in advances by C2C Business Strategies (“C2C”), a large stockholder, to cover certain operating expenses and $4,500 owed to one of our outside Directors for Directors fees. As of March 31, 2022, the balance of $54,582 consists of $52,332 in advances from C2C and $2,250 owed to the outside Director. From time to time, we have received advances from certain of our large stockholders, which we reported on our Balance Sheets under the caption Due to related parties. The advances bear no interest and are repayable on demand.

Under an April 1, 2020 Executive Employment Agreement, as amended, we retained the services of Mr. James Jenkins, our CEO and Director, by and through C2C. We expensed $36,000 for Mr. Jenkins services during each of the three-month periods ended June 30, 2022 and 2021.

5.	Notes Payable

Notes payable consists of the following at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Non-Related Parties:
Advances under unsecured credit line agreement	$260,000	$260,000
Less debt discount on amounts borrowed	(14,123)	(55,581)
Subtotal — non-related parties	245,877	204,419
Less current portion	(245,877)	(204,419)
Long-term portion	$–	$–

Related Party:
Unsecured promissory note	$25,000	$25,000
Subtotal — related party	25,000	25,000
Less current portion	(25,000)	(25,000)
Long-term portion	$–	$–

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

Mambagone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mambagone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities in accordance with the provisions of the advances. See Note 6. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the three months ended June 30, 2022 and 2021, we recorded amortization of debt discount of $41,458 and $40,682, respectively. Interest expense in connection with this debt was $5,186 for both of the three-month periods ended June 30, 2022 and 2021.

RELATED PARTY

Unsecured Promissory Note

On March 16, 2021, we issued an unsecured promissory note to one of our large stockholders in the amount of $25,000. The note bears interest at 10% per annum and is payable on demand. No demand has been made for payments against this note. Interest expense in connection with this note was $623 and zero for the three months ended June 30, 2022 and 2021, respectively.

6.	Derivative Liabilities

As stated in Note 5, Notes Payable, we determined that the advances under the unsecured credit line agreement each contained an embedded derivative feature in the form of a conversion provision which was adjustable based on future prices of our common stock. In accordance with ASC 815-10-25, each derivative feature was initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at the June 30, 2020 reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The following table represents our derivative liability activity for the three months ended June 30, 2022:

Balance at March 31, 2022	$180,181
Derivative income	(66,740)
Balance at June 30, 2022	$113,441

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

Three Months Ended June 30, 2022
Expected term in years	0.08
Risk-free interest rate	1.28%
Annual expected volatility	132%
Dividend yield	0.00%

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

Remaining term: The remaining term is based on the remaining contractual term of the convertible notes.

7.	Capital Stock

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and have designated three (3) series of preferred stock whose rights are described below:

Series A Preferred Stock – we have designated 5,000,000 Series A preferred shares. The Series A preferred ranking is senior to common shares, no dividends are payable, and each share is convertible into common shares at a rate of 15 common shares for each Series A preferred share. Each Series A preferred share is entitled to 20 votes on all matters subject to a vote of stockholders. There are 2,500,000 Series A preferred shares issued and outstanding at both June 30, 2022 and March 31 2022.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. Each Series B preferred share is entitled to 10 votes on all matters subject to a vote of stockholders. No Series B preferred shares are issued and outstanding at either June 30, 2022 or March 31, 2022.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either June 30, 2022 or March 31, 2022.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

There was no common stock activity during the three months ended June 30, 2022. During the three months ended June 30, 2021, we issued 201,451 shares of our common stock to a vendor for services. These shares had been recorded in “Common Stock to be Issued” at March 31, 2021. We also issued 1,395,348 shares to the same vendor under the terms of a Services Agreement dated April 16, 2021. See Note 8.

8.	Service Agreement

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Set forth below are certain of our important accounting policies. For a full explanation of these and other of our important accounting policies, see Note 2 to Notes to the Financial Statements in our Form 10-K filed with the SEC on June 28, 2022.

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

We have generated no revenues to date and have an accumulated deficit of $1,053,520 as of June 30, 2022. The continuation of our Company as a going concern is dependent upon the continued financial support from our stockholders, our ability to raise equity or debt financing, and the attainment of profitable operations from our Company’s future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

We have limited operational history. From our inception on July 26, 2013 to June 30, 2022, we did not generate any revenues. Until such time as we generate revenues, we anticipate we will incur losses.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Operating Expenses

During the three months ended June 30, 2022, we incurred operating expenses of $68,007 compared to $73,567 in the previous year. The 2021 period contains an expense in the amount of $5,581 resulting from our issuance of common stock under the Services Agreement described in Note 8 to the accompanying financial statements. There is no such expense in the 2022 period.

Other Income and Expense

Interest expense was $623 higher in the 2022 period versus 2021. In the 2022 period, we reported derivative income of $66,740 compared to derivative expense of $14,165 in the 2021 period, all related to our indebtedness to Mambagone as explained in Note 5 to the accompanying financial statements. Debt discount amortization in the 2022 period was $41,458 compared to $40,682 in 2021. This was also related to our Mambagone indebtedness.

Net Loss

Our net loss for the three months ended June 30, 2022 of $48,534 ($0.00 per share) compares to a net loss of $133,600 ($0.00 per share) in the previous year.

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

Since our initial share issuances, our company has been unable to raise significant additional equity funds, forcing us to rely on cash advances and debt financing to meet operating needs. Based on our cash on hand of $213 at June 30, 2022, we will be required to raise additional funds to execute our current plan of operation. As discussed in Note 5 to the accompanying financial statements, although we have a credit line agreement with Mambagone, S.A de C.V. (“Mambagone”), they are no longer honoring additional required advances under the agreement. At present, we have no commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. In that regard, we will prioritize expenditures to (in order of priority): (i) maintain our mineral exploration license; and (ii) to conduct our planned exploration activities. We intend to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We do not intend to hire any employees at this time.

CASH FLOWS

Operating Activities

During the three months ended June 30, 2022, we used cash of $213 for operating activities compared to $63,480 during the same period in 2021. The decrease in cash used was mainly attributable to the decrease in our net loss, partially offset by changes in non-cash items, accounts payable and accrued liabilities, and in due to related parties. Significant changes in non-cash items include derivative income in the 2022 period of $66,740 (compared to derivative expense in 2021 of $14,165) and shares issued for services in the 2021 period of $5,581 (versus zero in 2022). In addition, 2022 contained an increase in accounts payable and accrued expenses of $5,211 and an increase in due to related party liabilities of $57,950.

Investing Activities

There were no investing activities during the three-month periods ended June 30, 2022 and 2021.

Financing Activities

There were no financing activities during the three-month periods ended June 30, 2022 and 2021.

Trends

We have no revenue generating operations and have no prospects of generating any revenue without making some form of acquisition. Otherwise we are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL, include: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Stockholders’ Deficit, (iv) Condensed Statements of Cash Flows and (v) the Notes to the Condensed Financial Statements.
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

PALAYAN RESOURCES, INC.

Date: August 12, 2022	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)

