Form 10-Q
period 2022-12-31
Palayan Resources, Inc.
filed 2023-02-14
CIK 1612851

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2022

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 14, 2023 was 37,376,891.

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

2

PALAYAN RESOURCES, INC.

FORM 10-Q

December 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$75	$426
Prepaid expense	3,000	2,250
Total current assets	3,075	2,676
Equipment, net	209	491
Total Assets	$3,284	$3,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$87,618	$43,063
Note payable – related party	25,000	25,000
Convertible notes payable – non-related party, net of debt discount	260,000	204,419
Derivative liabilities	187,635	180,181
Due to related parties	219,810	54,582
Total current liabilities	780,063	507,245
Total Liabilities	780,063	507,245

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A – 5,000,000 shares authorized; 2,500,000 issued and outstanding at December 31, 2022 and March 31, 2022, respectively	2,500	2,500
Series B – 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and March 31, 2022, respectively	–	–
Series C – 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and March 31, 2022, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 37,376,891 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	37,377	37,377
Additional paid-in capital	461,031	461,031
Accumulated deficit	(1,277,687)	(1,004,986)
Total Stockholders' Deficit	(776,779)	(504,078)
Total Liabilities and Stockholders’ Deficit	$3,284	$3,167

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021

Operating expenses:
Selling and marketing expense	$–	$329	$–	$1,097
General and administrative expense	62,110	59,681	195,111	201,510
Total operating expense	62,110	60,010	195,111	202,607

Operating loss	(62,110)	(60,010)	(195,111)	(202,607)

Other income (expense):
Interest expense	(5,873)	(5,873)	(17,555)	(17,658)
Derivative income (expense)	(19,410)	35,747	(7,454)	112,651
Debt discount amortization	–	(41,914)	(55,581)	(124,510)
Gain on extinguishment of debt	–	14,000	–	14,000
Other income	3,000	–	3,000	–
Total other income (expense)	(22,283)	1,960	(77,590)	(15,517)

Loss before provision for income taxes	(84,393)	(58,050)	(272,701)	(218,124)

Provision for income taxes	–	–	–	–

Net loss	$(84,393)	$(58,050)	$(272,701)	$(218,124)

Weighted average shares basic and diluted	37,376,891	35,973,557	37,376,891	35,851,559

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2022	2,500,000	$2,500	–	$–	–	$–	37,376,891	$37,377	–	$–	$461,031	$(1,004,986)	$(504,078)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(48,534)	(48,534)
Balance – June 30, 2022 (Unaudited)	2,500,000	2,500	–	–	–	–	37,376,891	37,377	–	–	461,031	(1,053,520)	(552,612)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(139,774)	(139,774)
Balance – September 30, 2022 (Unaudited)	2,500,000	2,500	–	–	–	–	37,376,891	37,377	–	–	461,031	(1,193,294)	(692,386)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(84,393)	(84,393)
Balance – December 31, 2022 (Unaudited)	2,500,000	$2,500	–	$–	–	$–	37,376,891	$37,377	–	$–	$461,031	$(1,277,687)	$(776,779)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	2,500,000	$2,500	–	$–	–	$–	34,376,758	$34,377	201,451	$201	$388,049	$(711,941)	$(286,814)
Common stock issued for services	–	–	–	–	–	–	1,596,799	1,597	(201,451)	(201)	4,185	–	5,581
Net loss	–	–	–	–	–	–	–	–	–	–	–	(133,600)	(133,600)
Balance – June 30, 2021 (Unaudited)	2,500,000	2,500	–	–	–	–	35,973,557	35,974	–	–	392,234	(845,541)	(414,833)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(26,475)	(26,475)
Balance – September 30, 2021 (Unaudited)	2,500,000	2,500	–	–	–	–	35,973,557	35,974	–	–	392,234	(872,016)	(441,308)
Shares issued for debt settlement	–	–	–	–	–	–	1,403,334	1,403	–	–	68,797	–	70,200
Net loss	–	–	–	–	–	–	–	–	–	–	–	(58,050)	(58,050)
Balance – December 31, 2021 (Unaudited)	2,500,000	$2,500	–	$–	–	$–	37,376,891	$37,377	–	$–	$461,031	$(930,066)	$(429,158)

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(272,701)	$(218,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	–	5,581
Shares issued in settlement of debt	–	(14,000)
Derivative (income) expense	7,454	(112,651)
Depreciation and amortization	282	282
Debt discount amortization	55,581	124,510
Changes in operating assets and liabilities:
Prepaid expense	(750)	–
Accounts payable and accrued liabilities	44,555	42,895
Net cash used in operating activities	(165,579)	(171,507)

Cash flows from financing activities:
Borrowings from related parties	165,228	73,200
Net cash provided by financing activities	165,228	73,200

Net change in cash	(351)	(98,307)
Cash, beginning of period	426	98,889
Cash, end of period	$75	$582

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
	$–	$–

See accompanying Notes to the unaudited Financial Statements

PALAYAN RESOURCES, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

We have restructured our Company as a holding company seeking transactions on a managed basis, acquiring controlling interest in acquisition targets as subsidiaries of our Company. Using a holding company strategy, we will be able to mitigate risk while making multiple acquisitions. All targeted acquisitions must be audited or auditable. We will make either majority or minority investments in companies that meet our investment criteria.

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

Our Company is seeking opportunities in mature private companies that are in transition or growth mode. Transactions will be subject to industry standard due-diligence requirements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed on June 28, 2022. The results of operations for the nine months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $1,277,687 as of December 31, 2022. Effective December 4, 2020, we entered into a Credit Line Agreement with Mambagone, S.A de C.V. (“Mambagone”) which allowed for advances totaling $1,050,000. However, after advancing us $260,000 under the terms of the Credit Line Agreement, Mambagone made no further advances. See Note 5 for further information. As such, there is uncertainty whether our capital needs over the next 12 months can be met and, as a result, there is reasonable doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital to meet our working capital needs, we could be forced to cease operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and March 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expense, accounts payable, and accrued expenses. Fair values for these items were assumed to approximate carrying values because they are short-term in nature or they are payable on demand. Fair values for derivative liabilities were determined under level 2 since inputs used are either directly or indirectly observable in the marketplace.

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

Basic and Diluted Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022 and 2021, potentially dilutive shares related to our convertible notes payable and Series A Preferred Stock have not been included in the diluted loss per share computations as they would be antidilutive for the periods presented.

New Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and determined that they were either disclosed in our most recently filed Form 10-K or, based on current operations, are not believed to have a material impact on our financial statements.

3.	Equipment, net

As of December 31, 2022, equipment consists of a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $282 for both nine-month periods ended December 31, 2022 and 2021.

4.	Related Party Transactions

Due to related parties of $219,810 as of December 31, 2022 consists of $204,019 in advances by C2C Business Strategies (“C2C”), a large stockholder, to cover certain operating expenses, $9,000 owed to one of our outside Directors for Directors fees, and $6,791 owed to our CEO and Director, Mr. James Jenkins. As of March 31, 2022, the balance of $54,582 consists of $52,332 in advances from C2C and $2,250 owed to the outside Director. From time to time, we have received advances from certain of our large stockholders, which we reported on our Balance Sheets under the caption Due to related parties. The advances bear no interest and are repayable on demand. Imputed interest is immaterial.

Under an April 1, 2020 Executive Employment Agreement, as amended, we retained the services of Mr. Jenkins by and through C2C. We expensed $108,000 and $96,000 for Mr. Jenkins services during each of the nine-month periods ended December 31, 2022 and 2021, respectively.

5.	Notes Payable

Notes payable consists of the following at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Non-Related Parties:
Advances under unsecured credit line agreement	$260,000	$260,000
Less debt discount on amounts borrowed	–	(55,581)
Subtotal — non-related parties	260,000	204,419
Less current portion	(260,000)	(204,419)
Long-term portion	$–	$–

Related Party:
Unsecured promissory note	$25,000	$25,000
Subtotal — related party	25,000	25,000
Less current portion	(25,000)	(25,000)
Long-term portion	$–	$–

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

Mambagone has the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of our common stock. The conversion price shall be equal to seventy-five percent (75%) of the average of the closing price of our common stock during the ten (10) trading days immediately preceding the conversion date. We determined that the conversion provisions of the Mambagone LOC contain an embedded derivative feature and we valued the derivative feature separately, recording debt discount and derivative liabilities in accordance with the provisions of the advances. See Note 6. We are amortizing the debt discount on a straight-line basis over the term of the advances. For the nine months ended December 31, 2022 and 2021, we recorded amortization of debt discount of $55,581 and $124,510, respectively. Interest expense in connection with this debt was $15,671 for both of the nine-month periods ended December 31, 2022 and 2021.

RELATED PARTY

Unsecured Promissory Note

On March 16, 2021, we issued an unsecured promissory note to one of our large stockholders in the amount of $25,000. The note bears interest at 10% per annum and is payable on demand. No demand has been made for payment against this note. Interest expense in connection with this note was $1,884 for both of the nine months ended December 31, 2022 and 2021.

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

The following table represents our derivative liability activity for the nine months ended December 31, 2022:

Balance at March 31, 2022	$180,181
Derivative expense	7,454
Balance at December 31, 2022	$187,635

The fair value of the derivative features of the convertible notes were calculated using the following assumptions:

Nine Months Ended December 31, 2022
Expected term in years	0.25
Risk-free interest rate	4.73%
Annual expected volatility	154%
Dividend yield	0.00%

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

Preferred Stock

We are authorized to issue 100,000,000 shares of our $0.001 par value preferred stock and have designated three (3) series of preferred stock whose rights are described below:

Series A Preferred Stock – we have designated 5,000,000 Series A preferred shares. The Series A preferred ranking is senior to common shares, no dividends are payable, and each share is convertible into common shares at a rate of 15 common shares for each Series A preferred share. Each Series A preferred share is entitled to 20 votes on all matters subject to a vote of stockholders. There are 2,500,000 Series A preferred shares issued and outstanding at both December 31, 2022 and March 31 2022.

Series B Preferred Stock – we have designated 5,000,000 Series B preferred shares. The Series B preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 10 common shares for each Series B preferred share. Each Series B preferred share is entitled to 10 votes on all matters subject to a vote of stockholders. No Series B preferred shares are issued and outstanding at either December 31, 2022 or March 31, 2022.

Series C Preferred Stock – we have designated 5,000,000 Series C preferred shares. The Series C preferred ranking is senior to common stock, no dividends are payable, and each share is convertible into common shares at a rate of 30 common shares for each Series C preferred share. The Series C shares have no voting rights. No Series C preferred shares are issued and outstanding at either December 31, 2022 or March 31, 2022.

Common Stock

We are authorized to issue 500,000,000 shares of our $0.001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

There was no common stock activity during the nine months ended December 31, 2022. During the nine months ended December 31, 2021, we issued the following shares:

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

9.	Other Income

During the three months ended December 31, 2022, we received $3,000 from a company interested in the possibility of making a business transaction with us. The funds were to be used to pay for our annual registration fee with OTC Markets. The funds are not repayable to the payee and are not part of any agreed-to business transaction. Accordingly, we have reported the funds as other income.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have generated no revenues to date and have an accumulated deficit of $1,277,687 as of December 31, 2022. The continuation of our Company as a going concern is dependent upon the continued financial support from our stockholders, our ability to raise equity or debt financing, and the attainment of profitable operations from our Company’s future business. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

We have limited operational history. From our inception on July 26, 2013 to December 31, 2022, we have not generated any revenues. Until such time as we generate revenues, we anticipate we will incur losses.

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Operating Expenses

During the three months ended December 31, 2022, we incurred operating expenses of $62,110 compared to $60,010 in the previous year. The increase in expenses was caused by a slight increase in professional fees.

Other Income and Expense

In the 2021 period, we reported debt discount amortization ($41,914) and a gain on extinguishment of debt ($14,000), neither of which occurred in the 2022 period. In 2022 we reported derivative expense of $19,410 compared to derivative income of $35,747 in 2021, all related to our indebtedness to Mambagone as explained in Note 5 to the accompanying financial statements. In 2022 we reported other income of $3,000 as described in Note Debt 9 to the accompanying financial statements.

Net Loss

Our net loss for the three months ended December 31, 2022 of $84,393 ($0.00 per share) compares to a net loss of $58,050 ($0.00 per share) in the previous year.

Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021

Operating Expenses

During the nine months ended December 31, 2022, we incurred operating expenses of $195,111 compared to $202,607 in the previous year. The 2021 period contains an expense in the amount of $5,581 resulting from our issuance of common stock under the Services Agreement described in Note 8 to the accompanying financial statements. There is no such expense in the 2022 period. In addition, professional fees were slightly lower in the 2022 period compared to 2021.

Other Income and Expense

Interest expense was $103 lower in the 2022 period versus 2021. In the 2022 period, we reported derivative expense of $7,454 compared to derivative income of $112,651 in the 2021 period, all related to our indebtedness to Mambagone as explained in Note 5 to the accompanying financial statements. Debt discount amortization in the 2022 period was $55,581 compared to $124,510 in 2021. The 2021 period contained a gain of extinguishment of debt of $14,000 (none in 2022) while the 2022 period contained other income of $3,000 as described in Note 9 to the accompanying financial statements (none in 2021).

Net Loss

Our net loss for the nine months ended December 31, 2022 of $272,701 ($0.01 per share) compares to a net loss of $218,124 ($0.01 per share) in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Since our initial share issuances, our company has been unable to raise significant additional equity funds, forcing us to rely on cash advances and debt financing to meet operating needs. We have no cash on hand at December 31, 2022 and we will be required to raise additional funds to execute our current plan of operation. As discussed in Note 5 to the accompanying financial statements, although we have a credit line agreement with Mambagone, S.A de C.V. (“Mambagone”), they are no longer honoring additional required advances under the agreement. At present, we have no commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us.

We had hoped to raise the capital that we require through the private placement of our securities or through loans. However, we have not received any financing commitments and there is no guarantee that we will be successful in so doing.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We do not intend to hire any employees at this time.

CASH FLOWS

Operating Activities

During the nine months ended December 31, 2022, we used cash of $165,579 for operating activities compared to $171,507 during the same period in 2021. The decrease in cash used was mainly attributable to the fact that our increased net loss was more than offset by changes in non-cash expenses in both periods of derivative income/expense and amortization of debt discount and the 2021 gain on extinguishment of debt.

Investing Activities

There were no investing activities during the nine-month periods ended December 31, 2022 and 2021.

Financing Activities

Borrowings from related parties increased to $165,228 in the 2022 period from $73,200 in the comparable 2021 period.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in inline XBRL, include: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Stockholders’ Deficit, (iv) Condensed Statements of Cash Flows and (v) the Notes to the Condensed Financial Statements.
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

PALAYAN RESOURCES, INC.

Date: February 14, 2023	By:	/s/ James Jenkins
James Jenkins
President
(Principal Executive Officer; Principal Financial Officer)

